Form 10-Q
period 2012-06-30
Altona Resources Inc.
filed 2012-09-27
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-181172

ALTONA RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3414 Pino Circle
Las Vegas, NV   89121
(Address of principal executive offices, including zip code.)

(702) 738-8614
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
10,000,000 as of September 17, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current Assets

Cash	$1,703	$1,772

Total Current Assets	1,703	1,772

Deferred offering costs	15,000	15,000

Total Assets	$16,703	$16,772

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	$2,000	$6,800
Due to related party	25,555	17,155

Total current liabilities	27,555	23,955

Stockholders’ Deficiency

Common stock, $0.00001 par value
Authorized: 200,000,000 shares
Issued and outstanding:
10,000,000 and 10,000,000 common shares, respectively	100	100
Additional paid-in capital	1,900	1,900
Deficit accumulated during the development stage	(12,852)	(9,183)

Total stockholders’ deficiency	(10,852)	(7,183)

Total Liabilities and Stockholders’ Deficiency	$16,703	$16,772

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
	Three months	Six months	inception,
	ended	ended	April 4, 2011 to
	June 30,	June 30,	June 30,
	2012	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses
General and administrative	1,866	3,669	12,852

Total Costs and Expenses	1,866	3,669	12,852

Net Loss	$(1,866)	$(3,669)	$(12,852)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the period April 4, 2011 (inception) to June 30, 2012
(Expressed in US Dollars)

				Deficit
	Common Stock,		Additional	Accumulated	Total
	$0.00001 Par Value		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Development Stage	Deficiency

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0002 per share
on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception)
to December 31, 2011	-	-	-	(9,183)	(9,183)

Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Unaudited:

Net loss for the six months
ended June 30, 2012	-	-	-	(3,669)	(3,669)

Balance, June 30, 2012	10,000,000	$100	$1,900	$(12,852)	$(10,852)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
	Six months	inception,
	ended	April 4, 2011 to
	June 30,	June 30,
	2012	2012

Cash Flows from Operating Activities

Net loss	$(3,669)	$(12,852)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(4,800)	2,000

Net cash provided by (used for) operating activities	(8,469)	(10,852)

Cash Flows from Financing Activities

Loans from related party	8,400	25,555
Proceeds from sales of common stock	-	2,000
Offering costs paid	-	(15,000)

Net cash provided by financing activities	8,400	12,555

Increase in cash	(69)	1,703

Cash, beginning of period	1,772	-

Cash, end of period	$1,703	$1,703

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended
June 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to June 30, 2012 (Unaudited)
(Expressed in US Dollars)

1.         OPERATIONS

Organization

The Company was incorporated in the State of Nevada on April 4, 2011. The Company is an Exploration Stage Company as defined by Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company’s plan of operations anticipates purchasing at least one oil and gas lease. There is no assurance we will ever be able to acquire an oil and gas lease or if we do acquire an oil and gas lease, that the oil and gas lease will produce any oil or gas.

Going Concern

The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At June 30, 2012, the Company had cash of $1,703, negative working capital at $25,852 and stockholders’ deficiency of $10,852. Further, the Company has incurred a net loss of $12,852 for the period from April 4, 2011 (inception) to June 30, 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to conduct a public offering of up to 4,000,000 shares of common stock at a price of $0.05 per share or $200,000 (minimum of 2,000,000 shares or $100,000). However, there is no assurance that the offering will be completed.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)          Interim Financial Statements

The unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012, and for the period from April 4, 2011 (inception) to June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three and six months ended June 30, 2012, and for the period from April 4, 2011 (inception) to June 30, 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended
June 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to June 30, 2012 (Unaudited)
(Expressed in US Dollars)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended December 31, 2011 as included in our report on Form S-1/A filed on August 10, 2012.

b)          Basis of presentation

The Company has been presented as a “development stage enterprise” in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

c)          Cash

Cash consists of cash on deposit with a high quality major financial institution.

d)          Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e)          Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its future assets and liabilities may have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)           Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended
June 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to June 30, 2012 (Unaudited)
(Expressed in US Dollars)

g)          Foreign Currency Translation

The Company’s reporting and functional currency is the U.S. dollar. Non-U.S. dollar transactions are translated at the exchange rate prevailing at the time of the transaction. Non-U.S. dollar monetary assets and liabilities are translated at period-end exchange rates and exchange gains and losses are reflected in operations.

h)          Basic and Diluted Net Loss per Share

The Company reports net loss per share in accordance with ASC 260, “Earnings per Share”. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods (none for the periods presented). The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

i)           Deferred Offering Costs

Deferred offering costs consist of legal fees paid to a law firm to prepare a registration statement on Form S-1 in connection with the Company’s planned public offering of securities (see note 6). If the offering is successfully completed, the costs will be charged to additional paid in capital. If the offering is not successfully completed, the costs will be charged to operations.

3.         DUE TO RELATED PARTY

At June 30, 2012, the Company is indebted to the President of the Company for cash and other advances of $25,555. The amounts are unsecured, non-interest bearing and are due on demand.

4.         COMMON STOCK

On October 4, 2011, the Company sold a total of 10,000,000 shares of common stock to its president and a director (5,000,000 shares each) at a price of $0.0002 per share for cash proceeds of $2,000.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.         INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended
June 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to June 30, 2012 (Unaudited)
(Expressed in US Dollars)

	Six months ended June 30, 2012	Cumulative during the development stage (April 4, 2011 to June 30, 2012)

Expected tax at 35%	$(1,284)	$(4,498)

Increase in valuation allowance	1,284	4,498

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2012	December 31, 2011

Net operating loss carryforward	$4,498	$3,214

Less valuation allowance	(4,498)	(3,214)

Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2012, the Company has a net operating loss carryforward of $12,852, which $3,669 expires in year 2032 and $9,183 expires in year 2031.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.  At June 30, 2012, the valuation allowance established against the deferred tax asset was $4,498.

6.         COMMITMENTS AND CONTINGENCIES

Planned Public Offering

On September 19, 2011, the Company executed an engagement letter agreement with its law firm to prepare and file a Form S-1 registration statement with the SEC in connection with the Company’s planned public offering. The agreement provides for total payments of $25,000 to the law firm, $15,000 upon execution of the agreement ($15,000 was paid September 19, 2011) and the balance when the Form S-1 registration statement is declared effective by the SEC. On August 13, 2012, the Form S-1 was declared effective by the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not acquire an oil and gas lease or begin drilling until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $100,000, $60,000 net, in order to acquire one lease and drill one well to a depth of between 1,500 to 2,000 feet. If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property. We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases. We have targeted the geographical area of Hughes, Seminole and Pontotoc counties in central Oklahoma.

We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of our Form S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with the proceeds of our public offering. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

We do not intend to interest other companies in the property if we find oil and/or gas. We intend to develop the property our self.

If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find oil and/or gas on the property, we intend to locate a new property, raise additional money, and explore the new property.

Milestones

The following are our milestones:

1.	0-90 days after completion of our public offering, acquire one oil and gas lease and retain our drilling contractor. - Cost $5,000. Time of retention 0-90 days.

2.
90-270 days after completion of our public offering. - Drilling. Drilling will cost $20.00 per foot. This cost includes placing casing and pipe in the ground. We will drill one, two or three wells on the property, depending how much we raise in our public offering and the success we have with the first well. We anticipate drilling to a depth of between 1,500 to 2,000 feet. - Cost $30,000 - $100,000. Time to conduct drilling - 90 days.

3.
270-365 days after completion of the offering. Either begin production and raise additional capital to drill other wells on the property or if oil and/or gas is not found, target a new property and raise additional capital to explore the new property.

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from this public offering.

The foregoing figures are tailored for drilling wells in Hughes, Pontotoc, and Seminole counties in Oklahoma. Mr. Underhill obtained his information consulting with drilling contractors, operators, and pumpers located in Hughes, Pontotoc and Seminole counties in Oklahoma.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must find oil and/or gas in paying quantities. We are seeking equity financing to provide for the capital required to drill one or two wells.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on April 4, 2011

Since inception, Barry Underhill, one of our officers and directors has paid all our legal and accounting expenses. Net cash provided by Mr. Underhill from inception on April 4, 2011 to June 30, 2012 was $25,555. Monies advanced by Mr. Underhill will be repaid to him from the proceeds of our public offering up to a maximum amount of $40,000.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least the minimum amount of $100,000 gross proceeds, $60,000 net proceeds. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property. To do so, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are willing to commit to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of our officers and directors, pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. Barry Underhill covered our initial expenses of $17,155. The amount owed to Mr. Underhill is non-interest bearing, unsecured and due on demand. Further, the agreement with Mr. Underhill is oral and there is no written document evidencing the agreement.

At of June 30, 2012 our total assets were $16,703 and our total liabilities were $27,555.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2012, our Form S-1 registration statement (SEC file no. 333-181172) was declared effective by the SEC.  Pursuant to the S-1, we offered 2,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of the date hereof, we have not sold any shares of our common stock to anyone.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

4.1	Specimen Stock Certificate.	S-1	6/04/12	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-2	8/07/12	5.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of September, 2012.

ALTONA RESOURCES INC.
(the “Registrant”)

BY:	BARRY UNDERHILL
Barry Underhill
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

4.1	Specimen Stock Certificate.	S-1	6/04/12	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-2	8/07/12	5.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X