Form 10-Q
period 2012-09-30
Altona Resources Inc.
filed 2012-11-14
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
10,000,000 as of November 9, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash	$1,756	$1,772
Total Current Assets	1,756	1,772
Deferred offering costs	15,000	15,000
Total Assets	$16,756	$16,772

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$1,600	$6,800
Due to related party	28,237	17,155
Total current liabilities	29,837	23,955
Stockholders’ Deficiency
Common stock, $0.00001 par value
Authorized: 200,000,000 shares
Issued and outstanding:
10,000,000 and 10,000,000 common shares, respectively	100	100
Additional paid-in capital	1,900	1,900
Deficit accumulated during
the development stage	(15,081)	(9,183)
Total stockholders’ deficiency	(13,081)	(7,183)
Total Liabilities and Stockholders’ Deficiency	$16,756	$16,772

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
	Three months	Nine months	inception,
	ended	ended	April 4, 2011 to
	September 30,	September 30,	September 30,
	2012	2012	2012

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	2,229	5,898	15,081
Total Expenses	2,229	5,898	15,081
Net Loss	$(2,229)	$(5,898)	$(15,081)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the period April 4, 2011 (inception) to September 30, 2012
(Expressed in US Dollars)

				Deficit
	Common Stock,		Additional	Accumulated	Total
	$0.00001 Par Value		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Development Stage	Equity
Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-
Shares sold at $0.0002 per share
on October 4, 2011	10,000,000	100	1,900	-	2,000
Net loss for the period April 4, 2011 (Inception)
to December 31, 2011	-	-	-	(9,183)	(9,183)
Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Unaudited:

Net loss for the nine months
ended September 30, 2012	-	-	-	(5,898)	(5,898)
Balance, September 30, 2012	10,000,000	$100	$1,900	$(15,081)	$(13,081)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
	Nine months	inception,
	ended	April 4, 2011 to
	September 30,	September 30,
	2012	2012

Cash Flows from Operating Activities
Net loss	$(5,898)	$(15,081)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,200)	1,600
Net cash provided by (used for) operating activities	(11,098)	(13,481)
Cash Flows from Financing Activities
Loans from related party	11,082	28,237
Proceeds from sales of common stock	-	2,000
Offering costs paid	-	(15,000)
Net cash provided by financing activities	11,082	15,237
Increase (decrease) in cash	(16)	1,756

Cash, beginning of period	1,772	-

Cash, end of period	$1,756	$1,756

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended
September 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to September 30, 2012 (Unaudited)
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

Going Concern
The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2012, the Company had cash of $1,756, negative working capital of $28,081 and a stockholders’ deficiency of $13,081. Further, the Company has incurred a net loss of $15,081 for the period from April 4, 2011 (inception) to September 30, 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to conduct a public offering of up to 4,000,000 shares of common stock at a price of $0.05 per share or $200,000 (minimum of 2,000,000 shares or $100,000). However, there is no assurance that the offering will be completed.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Interim Financial Statements
The unaudited financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012, and for the period from April 4, 2011 (inception) to September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the three and nine months ended September 30, 2012, and for the period from April 4, 2011 (inception) to September 30, 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended
September 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to September 30, 2012 (Unaudited)
(Expressed in US Dollars)

b)	Basis of presentation
The Company has been presented as a “development stage company” in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

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

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended
September 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to September 30, 2012 (Unaudited)
(Expressed in US Dollars)

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

3.         DUE TO RELATED PARTY

At September 30, 2012, the Company is indebted to the President of the Company for cash and other advances of $28,237. The amounts are unsecured, non-interest bearing and are due on demand.

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

5.         INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine months ended September 30, 2012	Cumulative during the development stage (April 4, 2011 to September 30, 2012)

Expected tax at 35%	$(2,064)	$(5,278)

Increase in valuation allowance	2,064	5,278

Income tax provision	$-	$-

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended
September 30, 2012 (Unaudited), and For the Period From
Inception April 4, 2011 to September 30, 2012 (Unaudited)
(Expressed in US Dollars)

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2012	December 31, 2011

Net operating loss carryforward	$5,278	$3,214

Less valuation allowance	(5,278)	(3,214)

Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At September 30, 2012, the Company has a net operating loss carryforward of $15,081, which $5,898 expires in year 2032 and $9,183 expires in year 2031.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.  At September 30, 2012, the valuation allowance established against the deferred tax asset was $5,278.

6.         COMMITMENTS AND CONTINGENCIES

Planned Public Offering

On September 19, 2011, the Company executed an engagement letter agreement with its law firm to prepare and file a Form S-1 registration statement with the SEC in connection with the Company’s planned public offering. The agreement provided for total payments of $25,000 to the law firm, $15,000 upon execution of the agreement ($15,000 was paid September 19, 2011) and the balance when the Form S-1 registration statement is declared effective by the SEC ($10,000 was paid by a related party subsequent to September 30, 2012). On August 13, 2012, the Form S-1 was declared effective by the SEC.

To date, no sales of common stock have been made in connection with the public offering.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Barry Underhill, one of our officers and directors has paid all our legal and accounting expenses. Net cash provided by Mr. Underhill from inception on April 4, 2011 to September 30, 2012 was $28,237. Monies advanced by Mr. Underhill will be repaid to him from the proceeds of our public offering up to a maximum amount of $40,000.

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

At of September 30, 2012 our total assets were $16,756 and our total liabilities were $29,837.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2012.

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