Form 10-K
period 2012-12-31
Altona Resources Inc.
filed 2013-03-22
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number: 333-181172

ALTONA RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3414 Pino Circle
Las Vegas, NV   89121
(Address of principal executive offices, including zip code.)

(702) 738-8614
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2012: $0.00.

As of March 4, 2013, 10,000,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

We are a start-up stage company formed under the laws of the State of Nevada on April 4, 2011, for the purpose of purchasing, developing and operating one oil and gas lease.  We are currently not earning any revenues.  Since inception, we have examined the U.S. geographical area and determined where we want to acquire and oil and gas lease; prepared this registration statement; and, upon completion of our public offering, acquire one oil and gas lease and drill one well thereon.

Acquisition and Drilling of Undeveloped Prospects

We have not pre-selected any prospects.   We have targeted Hughes, Seminole, and Pontotoc Counties in central Oklahoma.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties.  We also may drill and own interests without such strategic partners.

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful.   In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

Regardless of drilling location, we will evaluate all prospective acquisitions on the basis of their oil and natural gas producing potential. We will target properties that we believe have multi-pay horizons, predictable costs, and quick pipeline hookups. We seek properties that are within or offsetting proven producing oil and natural gas fields and that have the potential, if successful, to generate cash distributions to our investors equal to 100% of their capital contributions within three years after the end of the offering period.

Prospects will be acquired pursuant to an arrangement in which we will acquire part of the working interest. For purposes of this report, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners’ royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts.  We may acquire less than 100% of the working interest in each prospect in which we participate.  We may sell or otherwise dispose of prospect interests or may retain a working interest in the prospects and participate in the drilling and development of the prospect.

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this report, the term “lease” means any full or partial interest in:

*	undeveloped oil and natural gas leases;
*	oil and natural gas mineral rights;
*	licenses;
*	concessions;
*	contracts;
*	fee rights; or
*	other rights authorizing the owner to drill for, reduce to possession and produce oil and natural gas.

We will acquire the leases and interests in the leases to be developed us.  The actual number, identity and percentage of working interests or other interests in prospects to be acquired will depend upon, among other things, the total amount of capital contributions, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

Title to Properties

We will own the leasehold interest in the lease.  Investors must rely on us to use our best judgment to obtain appropriate title to leases. We will take such steps as we deem necessary to assure that title to leases is acceptable for our purposes. We are free, however, to use our judgment in waiving title requirements if it is in our best interests and will not be liable for any failure of title to leases we acquire, unless such mistakes were made in a manner not in accordance with general industry standards in the geographic area and such mistakes were the result of our negligence. Further, we will not make any warranties as to the validity or merchantability of titles to any leases to be acquired by us.

Drilling and Completion Phase

We will enter into an agreement with a drilling contractor to drill one well on our lease.  Assuming we are success and complete a producing oil and gas well, we will retain an operator engaged to conduct and direct and have full control of all operations on the lease, post completion of the well.  A completed well is one that is producing oil and gas in paying quantities.  We also may act as our own operator.  If we do not act as our own operator, the operator we retain will be a non-affiliate and its fees will not exceed the competitive rate in the area, during the drilling and production phases of operations.

The operator’s duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

After drilling, the operator will complete each well deemed by it to be capable of production of oil or natural gas in commercial quantities. The depths and formations to be encountered in each well is unknown. We will monitor the performance and activities of the operator.

Production Phase of Operations

General.  Once a well is “completed” such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered by it at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).

We may sell oil and/or natural gas production to marketers, refineries, foreign governmental agencies, industrial users, interstate pipelines or local utilities. Revenues from production will be received directly from these parties or paid to us.

Oil and natural gas production in Oklahoma, areas in which we may conduct drilling activities, is a mature industry with numerous pipeline companies and potential purchasers of oil and natural gas. Because of competition among these purchasers for output from oil and natural gas producers, we generally will not enter into long term contracts for the purchase of production.

As a result of effects of weather on costs, results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Expenditure of Production Revenues.  Our share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. We intend to deduct operating expenses from the production revenue for the corresponding period.

Competition

There are a large number of oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas. We expect to encounter strong competition at every phase of business.  We will be competing with entities having financial resources and staffs substantially larger than those available to us.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, competitive forces generally determine natural gas prices. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect our ability to acquire leases suitable for development and to expeditiously develop such leases once they are acquired.

Geological and Geophysical Techniques

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances, from Benchmark crude, results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry that will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

The marketing of any oil and natural gas produced by us will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

*	the amount of crude oil and natural gas imports;
*	the availability, proximity and cost of adequate pipeline and other transportation facilities;
*	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;
*	the effect of United States and state regulation of production, refining, transportation and sales;
*	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;
*	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and
*	general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of natural gas sales from wells.

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on both the price and volume of crude oil sales from the wells.

In several initiatives, FERC has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

Our operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws.

Production.  In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or in some instances may limit the number of days in a given month during which a well can produce.

Environmental.  Our drilling and production operations will also be subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and our business operations. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed for violating such regulations, our operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. We anticipate that all of the natural gas produced by our wells will be considered price decontrolled natural gas and that each natural gas will be sold at fair market value.

Proposed Regulation.  Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act (“EISA”), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the “Protocol”). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol.  However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our operations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Acquisition of Possible Future Leases

Subject to being successful in drilling, completing, and bringing into production our initial lease, we intend to, in the future, to acquire additional producing and non-producing properties.  The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process and will not be engaged in such unless our initial business activities are successful. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

Phase 1.  Field identification.  In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale.  Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized.  In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.  We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

Phase 2.  Submission of the Bid.  Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.  We believe that the estimated cost of Phase 2 for one property will be approximately $50,000.

Phase 3.  Closing.  Final price negotiation will take place. Cash transfer and issuance of title opinions.  Tank gauging and execution of transfer orders.  The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller’s offering price for the property.

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well’s production.

In connection with the acquisition of an oil and gas lease for work-over operations, we will only do so if we can acquire 100% ownership of the working-interest and surface production equipment facilities with only minor expenses.  In exchange for an assignment of the lease, we will agree to assume the obligation to plug and abandon the well in the event that we determines that reworking operations are either too expensive or will not result in production in paying quantities.  The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding.  We currently do not have sufficient revenues or funds available to it to make a bid for such properties.  We have not initiated a search for additional leases and do not intend to do so until we raise additional capital. We believe that it is not an efficient use of time to search for additional prospects when we do not have sufficient capital to acquire and develop additional leases.  We intend to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties.  There is no assurance that we will ever raise such additional capital and if we are unable to raise such capital, we may have to cease operations.

At the present time, we have not identified any specific oil and gas leases which we intend to acquire other than we intend to acquire a lease in Hughes, Pontotoc, or Seminole counties, Oklahoma.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

-	the construction of natural gas pipeline facilities, and
-	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

The FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

-	the amounts and types of substances and materials that may be released into the environment,
-	the discharge and disposition of waste materials,
-	the reclamation and abandonment of wells and facility sites, and
-	the remediation of contaminated sites,

and require:

-	permits for drilling operations,
-	drilling bonds, and
-	reports concerning operations.

Oklahoma law contains:

-	provisions for the unitization or pooling of oil and natural gas properties,
-	the establishment of maximum rates of production from oil and natural gas wells, and
-	the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

-	Clean Air Act,
-	Oil Pollution Act of 1990,
-	Federal Water Pollution Control Act,
-	Resource Conservation and Recovery Act (“RCRA”),
-	Toxic Substances Control Act, and
-	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

-	drilling,
-	development and production operations,
-	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
-	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

-	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
-
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

-	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative effect

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean-up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

-	a “generator” or “transporter” of hazardous waste, or
-	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

-	the “owner” or “operator” of the site where hazardous substances have been released, and
-	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance”. As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

-	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
-	clean up contaminated property, including contaminated groundwater, or
-	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, we believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse affect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company’s Office

The Company’s offices are located at 3414 Pino Circle, Las Vegas, Nevada 89121 and our telephone number is (702) 738-8614.  This is the home of Barry Underhill.  We use approximately 100 square feet on a rent free basis.

Employees

The Company is a development stage company and currently has no employees other than its Officers and Directors.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 2 holders of record for our common stock.  There are a total of 10,000,000 shares of common stock outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On August 13, 2012, our Form S-1 registration statement (SEC file no. 333-181172) was declared effective by the SEC.  Pursuant to the S-1, we are offering 2,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of the date hereof, we have not sold any shares of our common stock to anyone.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from our public offering.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Barry Underhill, one of our officers and directors has paid all our legal and accounting expenses. Net cash provided by Mr. Underhill from inception on April 4, 2011 to December 31, 2012 was $41,564. Monies advanced by Mr. Underhill will be repaid to him from the proceeds of our public offering up to a maximum amount of $40,000.

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

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. Barry Underhill covered our initial expenses of $41,564. The amount owed to Mr. Underhill is non-interest bearing, unsecured and due on demand. Further, the agreement with Mr. Underhill is oral and there is no written document evidencing the agreement.

At of December 31, 2012 our total assets were $26,715 and our total liabilities were $49,475.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALTONA RESOURCES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altona Resources Inc.

I have audited the accompanying balance sheets of Altona Resources Inc. (the “Company”), a development stage company, as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2012, the period April 4, 2011 (inception) to December 31, 2011 and the period April 4, 2011 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altona Resources Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the year ended December 31, 2012, the period April 4, 2011 (inception) to December 31, 2011 and the period April 4, 2011 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer, CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York
March 22, 2013

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets

Cash	$1,715	$1,772

Total Current Assets	1,715	1,772

Deferred offering costs	25,000	15,000

Total Assets	$26,715	$16,772

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	$7,911	$6,800
Due to related party	41,564	17,155

Total current liabilities	49,475	23,955

Stockholders’ Deficiency

Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 10,000,000 and 10,000,000 common shares, respectively	100	100

Additional paid-in capital	1,900	1,900

Deficit accumulated during the development stage	(24,760)	(9,183)

Total stockholders’ deficiency	(22,760)	(7,183)

Total Liabilities and Stockholders’ Deficiency	$26,715	$16,772

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

		Period from	Period from
		inception	inception,
	Year ended	April 4, 2011 to	April 4, 2011 to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses
General and administrative	15,577	9,183	24,760

Total Costs and Expenses	15,577	9,183	24,760

Net Loss	$(15,577)	$(9,183)	$(24,760)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the period April 4, 2011 (inception) to December 31, 2012
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the	Total
	$0.00001 Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0002 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)

Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)

Balance, December 31, 2012	10,000,000	$100	$1,900	$(24,760)	$(22,760)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

		Period from	Period from
		inception	inception,
	Year ended	April 4, 2011 to	April 4, 2011 to
	December 31,	December 31,	December 31,
	2012	2011	2012

Cash Flows from Operating Activities

Net loss	$(15,577)	$(9,183)	$(24,760)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,111	6,800	7,911

Net cash provided by (used for) operating activities	(14,466)	(2,383)	(16,849)

Cash Flows from Financing Activities

Loans from related party	24,409	17,155	41,564
Proceeds from sales of common stock	-	2,000	2,000
Offering costs paid	(10,000)	(15,000)	(25,000)

Net cash provided by financing activities	14,409	4,155	18,564

Increase in cash	(57)	1,772	1,715

Cash, beginning of period	1,772	-	-

Cash, end of period	$1,715	$1,772	$1,715

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Going Concern

The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2012, the Company had cash of $1,715, negative working capital of $47,760 and a stockholders’ deficiency of $22,760. Further, the Company has incurred a net loss of $24,760 for the period from April 4, 2011 (inception) to December 31, 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is conducting a public offering of up to 4,000,000 shares of common stock at a price of $0.05 per share or $200,000 (minimum of 2,000,000 shares or $100,000). In the event that 2,000,000 shares are not sold by May 10, 2013 (270 days from the August 13, 2012 effective date of the registration statement), any money received from subscribers to the offering ($0 to date) will need to be returned to the respective subscribers. There is no assurance that the offering will be completed.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)     Basis of presentation
The Company has been presented as a “development stage company” in accordance with Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

b)     Cash
Cash consists of cash on deposit with a high quality major financial institution.

c)     Use of Estimates and Assumptions
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

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US Dollars)

d)     Financial Instruments
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

e)     Income Taxes
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

i)      Deferred Offering Costs
Deferred offering costs consist of legal fees paid to a law firm to prepare a registration statement on Form S-1 in connection with the Company’s public offering of securities (see note 6). If the offering is successfully completed, the costs will be charged to additional paid in capital. If the offering is not successfully completed, the costs will be charged to operations.

3.         DUE TO RELATED PARTY

At December 31, 2012 and 2011, the Company is indebted to the treasurer (and a director) of the Company for cash and other advances of $41,564 and $17,155, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US Dollars)

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

5.         INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Cumulative during the
		Period from Inception	Development stage
	Year ended	April 4, 2011 to	(April 4, 2011 to
	December 31, 2012	December 31, 2011	December 31, 2012)
Expected tax at 35%	$(5,452)	$(3,214)	$(8,666)
Increase in valuation allowance	5,452	3,214	8,666
Income Tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2012	December 31, 2011
Net operating loss carryforward	$8,666	$3,214
Less valuation allowance	(8,666)	(3,214)

Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2012, the Company has a net operating loss carryforward of $24,760, which $9,183 expires in year 2031 and $15,577 expires in year 2032.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Expressed in US Dollars)

6.         COMMITMENTS AND CONTINGENCIES

Public Offering

On September 19, 2011, the Company executed an engagement letter agreement with its law firm to prepare and file a Form S-1 registration statement with the SEC in connection with the Company’s public offering (see Note 1). The agreement provided for total payments of $25,000 to the law firm, $15,000 upon execution of the agreement ($15,000 was paid September 19, 2011) and the balance when the Form S-1 registration statement is declared effective by the SEC ($10,000 was September 5, 2012 by an entity affiliated with the treasure of the Company). On August 13, 2012, the Form S-1 was declared effective by the SEC.

In the event that 2,000,000 shares ($100,000) are not sold by May 10, 2013 (270 days from the August 13, 2012 effective date of the registration statement), any money received from subscribers to the offering will need to be returned to the respective subscribers.

To date, no sales of common stock have been made in connection with the public offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2012, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Barry Underhill	44	President, Principal Executive Officer, Principal
3414 Pino Circle		Accounting Officer, Secretary, Principal Financial
Las Vegas, Nevada 89121		Officer, and a Member of the Board of Directors

Hui Deng	31	Treasurer and a Member of the Board of
19-3-9		Directors
Ling Yun Er Jie, Sha He Kou Qu
DaLian, Liao Ning, China

The people named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Barry Underhill - President, Principal Executive Officer, Secretary, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Since April 4, 2011, Barry Underhill has been our president, principal executive officer, principal financial officer, principal accounting officer and a member of our board of directors and since August 3, 2012 has been our secretary.  Since December 2005, Mr. Underhill has been a director of Abington Resources Ltd. (formerly, Abington Ventures Inc.), which is focused on the acquisition, exploration and development of oil and gas and mineral properties, particularly precious metals.  Abington Resources Ltd. is publicly traded on the TSX Venture Exchange under the symbol “ABL”.  Since April 2012, Mr. Underhill has been their chief executive officer and president.  Since October 2009, he has been a director for Hellix Ventures Inc.  Hellix Ventures Inc. is a natural resource company with a focus on identification, acquisition, exploration and development of gold and silver properties in North America.  Helix Ventures Inc. is a reporting issuer in British Columbia and Alberta, Canada and its shares are listed for trading on the TSX Venture Exchange under the symbol “HEL”.  Mr. Underhill was formerly a licensed insurance salesperson and licensed stockbroker in Canada.

Hui Deng - Treasurer and a member of the Board of Directors

Since April 4, 2011, Hui Deng has been our treasurer and a member of the board of directors.  Ms. Deng was our secretary from April 4, 2011 to August 3, 2012.  She resigned as our secretary on August 3, 2012 as a result her inability to perform her duties as our secretary from China.  From June 2010 to August 2011, Hui Deng was the secretary, treasurer and a member of the board of directors for MultiPlayer Online Dragon Inc., a publicly trading company under the symbol “MYDR”.  Since September 2004, Ms. Deng has been self employed marketing consultant focusing on Internet advertising and marketing in China.

During the past ten years, Mr. Underhill and Ms. Deng have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

We believe Mr. Underhill or Ms. Deng will not be subject to conflicts of interest, since we will not acquire any additional properties which Mr. Underhill and Ms. Deng own any interest, directly or indirectly.  No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 with this Form 10-K.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with this Form 10-K.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 with this Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Currently we are not subject to the requirements of Section 16(a) of the Exchange Act and accordingly no filings referred to above have been made by any of the persons named above.

ITEM 11.        EXECUTIVE COMPENSATION.

            The following table sets forth information with respect to compensation paid by us to our officers for the last two fiscal years.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
						Non-Equity	& Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Barry Underhill	2012	0	0	0	0	0	0	0	0
President, Secretary,	2011	0	0	0	0	0	0	0	0
CEO & CFO

Hui Deng	2012	0	0	0	0	0	0	0	0
Treasurer	2011	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into an employment contract with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

As of March 4, 2013, we have not paid any compensation to our officers.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Barry Underhill	0	0	0	0	0	0	0
Hui Deng	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

We have no plans to pay any salaries to anyone until mineralized material is discovered and we begin selling the same.

As of March 4, 2013, we have not paid any compensation to our directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the board of directors.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares.

			Percentage of
		Number of Shares	Ownership
	Number of	After Offering	After the Offering
Name and Address	Shares Before	Assuming all of the	Assuming all of the
Beneficial Ownership [1]	The Offering	Shares are Sold	Shares are Sold
Barry Underhill	5,000,000	5,000,000	35.71%
3414 Pino Circle
Las Vegas, Nevada 89121

Hui Deng	5,000,000	5,000,000	35.71%
19-3-9
Ling Yun Er Jie, Sha He Kou Qu
DaLian, Liao Ning, China

All Officers and Directors	10,000,000	10,000,000	71.42%
as a Group (2 people)

[1]	The people named above are “promoters” as defined in the Securities Exchange Act of 1934. Mr. Underhill and Ms. Deng are our only promoters.

Future sales by existing stockholders

On April 4, 2011, Barry Underhill and Hui Deng, our officers and directors, were each issued 5,000,000 shares of common stock.  The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the restricted shares can be publicly sold commencing six months after their acquisition provided we are not a “shell company” as defined in Rule 405 of the Securities Act of 1933.  A shell company is defined as a company that has no or nominal operations and has no or nominal assets or its only asset is cash.  The SEC has determined in Release No. 33-8869 that it was never its intention to capture a “startup company” or in other words a company with a limited operation history in the definition of a shell company.  We believe we are not a shell company since we are in the startup phase of operations.  However, the Financial Industry Regulatory Authority (FINRA), which owns and operates the Bulletin Board, makes an independent examination and decision regarding shell company status.  FINRA has been notorious in determining that startup companies are shell companies and has refused to allow its member firms (SEC registered broker/dealers) to disseminate quotations for companies that do not acknowledge they are shell companies, even though as a matter of law, they may not in fact be shell companies.  If we want our shares to be traded on the Bulletin Board, we may have to represent to FINRA that we are a shell company in order to allow quotations to be disseminated by FINRA members.

The 16,000,000 shares that may be purchased from our public offering are resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

Barry Underhill and Hui Deng each have a total of 5,000,000 shares of our stock.  They will likely sell a portion of their stock if the market price goes above $0.05. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.  They will only be able to sell his shares into a market, should it develop, if we are not a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

           In April 2011, we issued 5,000,000 shares of restricted common stock to Barry Underhill and 5,000,000 restricted shares of common stock to Hui Deng, our officers and directors, in consideration of $1,000 each.

Barry Underhill has advanced us $41,564 in order to cover the costs of our public offering.

We use approximately 10 square feet of space at Mr. Underhill’s office for our operations on a rent free basis.

Mr. Underhill and Ms. Deng are our only promoters.   They will not receive anything of value from us, directly or indirectly, in their capacity as promoters other than as disclosed in our public offering.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$6,800	Michael T. Studer CPA PC
2011	$6,800	Michael T. Studer CPA PC

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Michael T. Studer CPA PC
2011	$0	Michael T. Studer CPA PC

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Michael T. Studer CPA PC
2011	$0	Michael T. Studer CPA PC

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Michael T. Studer CPA PC
2011	$0	Michael T. Studer CPA PC

(5)        Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)        The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 50%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

4.1	Specimen Stock Certificate.	S-1	6/04/12	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2013.

ALTONA RESOURCES INC.
(the “Registrant”)

BY:	BARRY UNDERHILL
Barry Underhill
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

BARRY UNDERHILL	President, Principal Executive Officer, Principal	March 22, 2013
Barry Underhill	Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

HUI DENG	Treasurer and a member of the Board of	March 22, 2013
Hui Deng	Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

4.1	Specimen Stock Certificate.	S-1	6/04/12	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X