Form 10-Q
period 2013-03-31
Altona Resources Inc.
filed 2013-05-13
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54919

ALTONA RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

46-2755675
(I.R.S. Employer Identification No.)

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
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,”“non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
12,020,000as of May 8, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$1,623	$1,715
Total Current Assets	1,623	1,715

Deferred offering costs	25,000	25,000
Total Assets	$26,623	$26,715

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$1,600	$7,911
Due to related party	49,817	41,564
Total current liabilities	51,417	49,475

Stockholders’ Deficiency
Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 10,000,000 and 10,000,000 common shares, respectively	100	100
Additional paid-in capital	1,900	1,900
Deficit accumulated during the development stage	(26,794)	(24,760)

Total stockholders’ deficiency	(24,794)	(22,760)

Total Liabilities and Stockholders’ Deficiency	$26,623	$26,715

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
	Three months	Three months	inception,
	ended	ended	April 4, 2011 to
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	2,034	1,803	26,794
Total Costs and Expenses	2,034	1,803	26,794
Net Loss	$(2,034)	$(1,803)	$(26,794)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	10,000,000	10,000,000	10,000,000

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the period April 4, 2011 (inception) to March 31, 2013
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0001 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)

Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)

Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Unaudited:

Net loss for the three months ended March 31, 2013	-	-	-	(2,034)	(2,034)

Balance, March 31, 2013	10,000,000	100	1,900	(26,794)	(24,794)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	Three months	Three months	inception,
	ended	ended	April 4, 2011
	March 31,	March 31,	to March 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(2,034)	$(1,803)	$(26,794)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(6,311)	1,800	1,600

Net cash provided by (used for) operating activities	(8,345)	(3)	(25,194)

Cash Flows from Financing Activities
Loans from related party	8,253	-	49,817
Proceeds from sales of common stock	-	-	2,000
Offering cost paid	-	-	(25,000)

Net cash provided by financing activities	8,253	0	26,817

Increase in cash	(92)	(3)	1,623

Cash, beginning of period	1,715	1,772	-

Cash, end of period	$1,623	$1,769	$1,623

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US Dollars)
(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At March 31, 2013, the Company had cash of $1,623, negative working capital of $49,794 and a stockholders’ deficiency of $24,794. Further, the Company has incurred a net loss of $26,794 for the period from April 4, 2011 (inception) to March 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 and for the period from April 4, 2011 (inception) to March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for periods ended March 31, 2013 and 2012 and for the period from April 4, 2011 (inception) to March 31, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US Dollars)
(Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. Three unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the periods ended December 31, 2012 as included in our report on Form 10-K filed on March 22, 2013.

3.	DUE TO RELATED PARTY

At March 31, 2013 and December 31, 2012, the Company is indebted to the treasurer (and a director) of the Company for cash and other advances of $49,817 and $41,564, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

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

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

			Period From inception
	Three Months Ended March 31,		(April 4, 2011) to
	2013	2012	March 31,2013
Expected tax at 35%	$(712)	$(631)	$(9,378)
Increase in valuation allowance	712	631	9,378
Income Tax provision	$-	$-	$-

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US Dollars)
(Unaudited)

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2013	December 31, 2012

Net operating loss carryforward	$9,378	$8,666
Less valuation allowance	(9,378)	(8,666)
Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2013, the Company has a net operating loss carryforward of $26,794, which $9,183 expires in year 2031, $15,577 expires in year 2032 and $2,034 expires in year 2033.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.	SUBSEQUENT EVENT

Public Offering

On May 10, 2013, the Company closed its public offering.  The Company sold a total of 2,020,000 shares of its common stock to two subscribers at a price of $0.05 per share for $101,000 cash.  One subscriber, father of our treasurer (and director), subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not acquire an oil and gas lease or begin drilling until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $100,000, $60,000 net, in order to acquire one lease and drill one well to a depth of between 1,500 to 2,000 feet. If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property. We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have targeted the geographical area of Hughes, Seminole and Pontotoc counties in central Oklahoma.

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

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

In the event we complete our exploration program prior to the end of one year, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find oil and/or gas on the property, we intend to locate a new property, raise additional money, and explore the new property.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid all our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to March 31, 2013 was $49,817. Monies advanced by Ms. Deng will be repaid to her from the proceeds of our public offering up to a maximum amount of $40,000.

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

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. Ms. Deng covered our initial expenses of $49,817. The amount owed to Ms. Deng is non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Deng is oral and there is no written document evidencing the agreement.

At March 31, 2013 our total assets were $26,623 and our total liabilities were $51,412.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           UNREGISTERED SALES OFEQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2012, our Form S-1 registration statement (SEC file no. 333-181172) was declared effective by the SEC. Pursuant to the S-1, we are offering 2,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On May 8, 2013, we sold 2,020,000 shares of our common stock at a price of $0.05 for gross proceeds of $101,000. As of the date of this report, we have not spent any of the proceeds of our offering.

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

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2013.

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