Form 10-Q
period 2013-06-30
Altona Resources Inc.
filed 2013-08-13
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54919

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
12,020,000 as of August 5, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets
Cash	$102,552	$1,715
Total Current Assets	102,552	1,715

Deferred offering costs	-	25,000
Total Assets	$102,552	$26,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$1,600	$7,911
Due to related party	52,879	41,564
Total current liabilities	54,479	49,475

Stockholders’ Deficiency
Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 10,000,000 common shares, respectively	120	100
Additional paid-in capital	77,880	1,900
Deficit accumulated during the development stage	(29,927)	(24,760)

Total stockholders’ equity (deficiency)	48,073	(22,760)

Total Liabilities and Stockholders’ Equity (Deficiency)	$102,552	$26,715

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	inception,
	ended	ended	ended	ended	April 4, 2011 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenue
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
General and administrative	3,133	1,866	5,167	3.669	29,927
Total Costs and Expenses	3,133	1,866	5,167	3,669	29,927
Net Loss	(3,133)	$(1,866)	(5,167)	(3,669)	(29,927)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	11,132,088	10,000,000	10,569,171	10,000,000	7,888,778

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
For the period April 4, 2011 (inception) to June 30, 2013
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0001 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)

Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)

Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Unaudited:

Shares sold at $0.05 per share on May 10, 2013 (less of offering costs of $25,000)	2,020,000	20	75,980	-	76,000

Net loss for the six months ended June 30, 2013	-	-	-	(5,167)	(5,167)

Balance, June 30, 2013	12,020,000	$120	$77,880	$(29,927)	$48,073

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	Six months	Six months	inception,
	ended	ended	April 4, 2011
	June 30,	June 30,	to June 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(5,167)	$(3,669)	$(29,927)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(6,311)	(4,800)	1,600

Net cash provided by (used for) operating activities	(11,478)	(8,469)	(28,327)

Cash Flows from Financing Activities
Loans from related party	11,315	8,400	52,879
Proceeds from sales of common stock	101,000	-	103,000
Offering cost paid	-	-	(25,000)

Net cash provided by financing activities	112,315	8,400	130,879

Increase in cash	100,837	(69)	102,552

Cash, beginning of period	1,715	1,772	-

Cash, end of period	$102,552	$1,703	$102,552

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
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

Going Concern

The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At June 30, 2013, the Company had cash of $102,552, positive working capital of $48,073 and stockholders' equity of $48,073. Further, the Company has incurred a net loss of $29,927 for the period from April 4, 2011 (inception) to June 30, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 and for the period from April 4, 2011 (inception) to June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for periods ended June 30, 2013 and 2012 and for the period from April 4, 2011 (inception) to June 30, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US Dollars)
(Unaudited)

2.    INTERIM FINANCIAL STATEMENTS – continued

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

3.    DUE TO RELATED PARTY

At June 30, 2013 and 2012, the Company is indebted to the treasurer (and a director) of the Company for cash and other advances of $52,879 and $41,564, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

4.    COMMON STOCK

On October 4, 2011, the Company sold a total of 10,000,000 shares of common stock to its president and a director (5,000,000 shares each) at a price of $0.0002 per share for cash proceeds of $2,000.

On May 10, 2013, the Company closed its public offering. The Company sold a total of 2,020,000 shares of its common stock to two subscribers at a price of $0.05 per share for cash proceeds of $101,000. One subscriber, father of our treasurer (and director), subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.    INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013
(Expressed in US Dollars)
(Unaudited)

5.    INCOME TAXES – continued

	Six Months Ended June 30 ,		Period From inception (April 4, 2011) to
	2013	2012	June 30,2013
Expected tax at 35%	$(1,808)	$(1,284)	$(10,474)
Increase in valuation allowance	1,808	1,284	10,474
Income Tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2013	December 31, 2012
Expected tax at 35%	$(10,474)	$(8,666)
Increase in valuation allowance	10,474	8,666
Income Tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2013, the Company has a net operating loss carryforward of $29,927, which $9,183 expires in year 2031, $15,577 expires in year 2032 and $5,167 expires in year 2033.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

We will be conducting research to acquire an oil and gas lease. Our exploration program is explained in as much detail as possible in the business section of our Form S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

We do not intend to interest other companies in the property if we find oil and/or gas. We intend to develop the property our self.

If we are unable to acquire an oil and gas lease and complete drilling one well on the property, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid all our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to June 30, 2013 was $52,879. Monies advanced by Ms. Deng are due on demand.

Liquidity and Capital Resources

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of our officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. The amount owed to Ms. Deng is non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Deng is oral and there is no written document evidencing the agreement.

At June 30, 2013 our total assets were $102,552 and our total liabilities were $54,479.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2013.

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