Form 10-Q
period 2013-09-30
Altona Resources Inc.
filed 2013-11-07
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54919

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
12,020,000 as of November 1, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets

Cash	$102,546	$1,715

Total Current Assets	102,546	1,715

Deferred offering costs	-	25,000

Total Assets	$102,546	$26,715

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	$1,600	$7,911
Due to related party	55,878	41,564

Total current liabilities	57,478	49,475

Stockholders’ Deficiency

Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 10,000,000 common shares, respectively	120	100
Additional paid-in capital	77,880	1,900
Deficit accumulated during the development stage	(32,932)	(24,760)

Total stockholders’ deficiency	45,068	(22,760)

Total Liabilities and Stockholders’ Deficiency	$102,546	$26,715

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from inception,
	Three months	Three months	Nine months	Nine months	April 4,
	ended	ended	ended	ended	2011 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue

Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses

General and administrative	3,005	2,229	8,172	5,898	32,932

Total Costs and Expenses	3,005	2,229	8,172	5,898	32,932

Net Loss	(3,005)	(2,229)	$(8,172)	$(5,898)	$(32,932)

Net Loss per share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used
to compute loss per share

Basic and Diluted	12,020,000	10,000,000	11,058,095	10,000,000	8,306,439

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the period April 4, 2011 (inception) to September 30, 2013
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0002 per share on October 4, 2012	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)

Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)

Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Unaudited:

Shares sold at $0.05 per share on May 10, 2013 (less offering costs of $25,000)	2,020,000	20	75,980	-	76,000

Net loss for the nine months ended September 30, 2013	-	-	-	(8,172)	(8,172)

Balance, September 30, 2013	12,020,000	$120	$77,880	$(32,932)	$45,068

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	Nine months	Nine months	inception, April
	ended	ended	April 4, 2011 to
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash Flows from Operating Activities

Net loss	$(8,172)	$(5,898)	$(32,932)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(6,311)	(5,200)	1,600

Net cash provided by (used for) operating activities	(14,483)	(11,098)	(31,332)

Cash Flows from Financing Activities

Loans from related party	14,314	11,082	55,878
Proceeds from sales of common stock	101,000	-	103,000
Offering cost paid	-	-	(25,000)

Net cash provided by financing activities	115,314	11,082	133,878

Increase in cash	100,831	(16)	102,546

Cash, beginning of period	1,715	1,772	-

Cash, end of period	$102,546	$1,756	$102,546

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Going Concern

The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2013, the Company had cash of $102,546, positive working capital of $45,068 and a stockholders’ deficiency of $45,068. Further, the Company has incurred a net loss of $32,932 for the period from April 4, 2011 (inception) to September 30, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 and for the period from April 4, 2011 (inception) to September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for periods ended September 30, 2013 and 2012 and for the period from April 4, 2011 (inception) to September 30, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2013.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Expressed in US Dollars)
(Unaudited)

3.    DUE TO RELATED PARTY

At September 30, 2013 and 2012, the Company is indebted to the treasurer (and a director) of the Company for cash and other advances of $55,878 and $41,564, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

4.    COMMON STOCK

On October 4, 2011, the Company sold a total of 10,000,000 shares of common stock to its president and a director (5,000,000 shares each) at a price of $0.0002 per share for cash proceeds of $2,000.

On May 10, 2013, the Company closed its public offering. The Company sold a total of 2,020,000 shares of common stock to two subscribers at a price of $0.05 per share for cash proceeds of $101,000. One subscriber, father of our treasurer (and director), subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.    INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended September 30 ,		Period From inception (April 4, 2011) to
	2013	2012	September 30, 2013
Expected tax at 35%	$(2,860)	$(2,064)	$(11,526)
Increase in valuation allowance	2,860	2,064	11,526
Income Tax provision	$-	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2013	December 31, 2012
Net operating loss carryforwards	$11,526	$8,666
Less: valuation allowance	(11,526)	(8,666)
Income Tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At September 30, 2013, the Company has a net operating loss carryforward of $32,932, which $9,183 expires in year 2031, $15,577 expires in year 2032 and $8,172 expires in year 2033.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid all our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to September 30, 2013 was $55,878. Monies advanced by Ms. Deng are due on demand.

For the nine months ended September 30, 2013 as compared to September 30, 2012

During the nine months ended September 30, 2013, we had a loss of $8,172 versus a loss of $5,898 for the nine months ended September 30, 2012.  The loss for both periods relates mainly to general administrative/

Liquidity and Capital Resources

In 2011, we issued 5,000,000 restricted shares of common stock to Barry Underhill, one of our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of our officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. The amount owed to Ms. Deng is non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Deng is oral and there is no written document evidencing the agreement.

At September 30, 2013 our total assets were $102,546 and our total liabilities were $54,478.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2013.

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