Form 10-K
period 2013-12-31
Altona Resources Inc.
filed 2014-04-11
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number: 000-54919

ALTONA RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3414 Pino Circle
Las Vegas, Nevada 89121
(Address of principal executive offices, including zip code.)

(702) 738-8614
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐ NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☒ NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2013: $0.00.

As of April 1, 2014, 12,020,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

General

We are a start-up stage company formed under the laws of the State of Nevada on April 4, 2011, for the purpose of purchasing, developing and operating one oil and gas lease. We are currently not earning any revenues. Since inception, we have examined the U.S. geographical area and determined where we want to acquire an oil and gas lease; prepared this registration statement; and, upon completion of our public offering, acquire one oil and gas lease and drill one well thereon.

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

Regardless of drilling location, we will evaluate all prospective acquisitions on the basis of their oil and natural gas producing potential. We will target properties that we believe have multi-pay horizons, predictable costs, and quick pipeline hookups. We seek properties that are within or offsetting proven producing oil and natural gas.

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

We will acquire the leases and interests in the leases to be developed by us. The actual number, identity and percentage of working interests or other interests in prospects to be acquired will depend upon, among other things, the total amount of capital contributions required, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

Title to Properties

We will own the leasehold interest in the lease. We will use our best judgment to obtain appropriate title to leases. We will take such steps as we deem necessary to assure that title to leases is acceptable for our purposes. We are free, however, to use our judgment in waiving title requirements if it is in our best interests and will not be liable for any failure of title to leases we acquire, unless such mistakes were made in a manner not in accordance with general industry standards in the geographic area and such mistakes were the result of our negligence. Further, we will not make any warranties as to the validity or merchantability of titles to any leases to be acquired by us.

Drilling and Completion Phase

We will enter into an agreement with a drilling contractor to drill one well on our lease. Assuming we are successful and complete a producing oil and gas well, we will retain an operator engaged to conduct and direct and have full control of all operations on the lease, post completion of the well. A completed well is one that is producing oil and gas in paying quantities. We also may act as our own operator. If we do not act as our own operator, the operator we retain will be a non-affiliate and its fees will not exceed the competitive rate in the area, during the drilling and production phases of operations.

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

Acquisition of Possible Future Leases

Subject to being successful in drilling, completing, and bringing into production our initial lease, we intend to, in the future, to acquire additional producing and non-producing properties. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process and will not be engaged in such unless our initial business activities are successful. Verification of each property and the overall acquisition process can be divided into three phases, as follows

Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field. We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

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

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

While the foregoing regulations appear extensive, we believe that because we will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse affect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with our one proposed well.

Company’s Office

The Company’s offices are located at 3414 Pino Circle, Las Vegas, Nevada 89121 and our telephone number is (702) 738-8614. This is the home of Barry Underhill. We use approximately 100 square feet on a rent free basis.

Employees

The Company is a development stage company and currently has no employees other than its Officers and Directors.

ITEM 1A.	RISK FACTORS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2.	PROPERTIES.

    None

ITEM 3.	LEGAL PROCEEDINGS.

    We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are four holders of record for our common stock. There are a total of 12,020,000 shares of common stock outstanding.

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

Status of Our Public Offering

On August 13, 2012, our Form S-1 registration statement (SEC file no. 333-181172) was declared effective by the SEC. Pursuant to the S-1, we offered 2,000,000 shares of common stock minimum, 4,000,000 shares of common stock maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On May 10, 2013, we closed the public offering. The Company sold a total of 2,020,000 shares of common stock to two subscribers for a total of $101,000.

Since completing our offering, we have spent the proceeds as follows:

Remaining legal fees due in connection with public offering	$15,000
Due to related party	59,153
Consulting fees paid related party	39,983
Total	$114,136

ITEM 6.	SELECTED FINANCIAL DATA.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and natural gas. Our only other source for cash at this time is loans and/or investments by others. We must raise cash to implement our project and stay in business. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We will not acquire an oil and gas lease or begin drilling until we have sufficient funds to do so. We believe we will need to $60,000, in order to acquire one lease and drill one well to a depth of between 1,500 to 2,000 feet. If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property. We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have targeted the geographical area of Hughes, Seminole and Pontotoc counties in central Oklahoma.

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

We do not intend to hire additional employees at this time. All of the work on any property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid or advanced funds to the Company for payment of our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to December 31, 2013 was $59,153.

Liquidity and Capital Resources

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. Hui Deng has paid or advanced funds to the Company for payment of our legal and accounting expenses ($59,153 through December 31, 2013). The amount owed to Ms. Deng was non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Deng was oral and there is no written document evidencing the agreement. On January 23, 2014, the Company paid $59,153 to Ms. Deng in repayment of the $59,153 due to related party balance at December 31, 2013.

At of December 31, 2013, our total assets were $102,443 and our total liabilities were $65,953.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALTONA RESOURCES INC.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altona Resources Inc.

I have audited the accompanying balance sheets of Altona Resources Inc. (the “Company”), a development stage company, as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2013 and 2012, and the period April 4, 2011 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altona Resources Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years ended December 31, 2013 and 2012, and the period April 4, 2011 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER, CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York
April 9, 2014

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash	$102,443	$1,715
Total Current Assets	102,443	1,715
Deferred offering costs	-	25,000
Total Assets	$102,443	$26,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$6,800	$7,911
Due to related party	59,153	41,564
Total current liabilities	65,953	49,475
Stockholders’ Equity (Deficiency)
Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 10,000,000 common shares, respectively	120	100
Additional paid-in capital	77,880	1,900
Deficit accumulated during the development stage	(41,510)	(24,760)
Total stockholders’ equity (deficiency)	36,490	(22,760)
Total Liabilities and Stockholders’ Equity (Deficiency)	$102,443	$26,715

See notes to financial statements.

Index to Financials

Altona Resources, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
			inception,
	Year ended	Year ended	April 4, 2011 to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	16,750	15,577	41,510
Total Costs and Expenses	16,750	15,577	41,510
Net Loss	$(16,750)	$(15,577)	$(41,510)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	11,228,603	10,000,000	10,446,209

See notes to financial statements.

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficiency)
For the period April 4, 2011 (inception) to December 31, 2013
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0002 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)
Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)
Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Shares sold at $0.05 per share on May 10, 2013 (less offering costs of $25,000)	2,020,000	20	75,980	-	76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)
Balance, December 31, 2013	12,020,000	$120	$77,880	$(41,510)	$36,490

See notes to financial statements.

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
			inception,
	Year ended	Year ended	April 4, 2011 to
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(16,750)	$(15,577)	$(41,510)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,111)	1,111	6,800
Net cash provided by (used for) operating activities	(17,861)	(14,466)	(34,710)
Cash Flows from Financing Activities
Loans from related party	17,589	24,409	41,998
Proceeds from sales of common stock	101,000	-	101,000
Offering costs paid	-	(10,000)	(25,000)
Net cash provided by financing activities	118,589	14,409	117,998
Increase in cash	100,728	(57)	83,288

Cash, beginning of period	1,715	1,772	-

Cash, end of period	$102,443	$1,715	$83,288

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Going Concern

The accompanying financial statements have been prepared on a “going concern” basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2013, the Company had cash of $102,443 (which was reduced to $0 in January 2014; see Note 6) and working capital of $36,490 (which was reduced to negative $6,800 in January 2014; see Note 6). Further, the Company has incurred a net loss of $41,510 for the period from April 4, 2011 (inception) to December 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

f) Foreign Currency Translation

The Company’s reporting and functional currency is the U.S. dollar. Non-U.S. dollar transactions are translated at the exchange rate prevailing at the time of the transaction. Non-U.S. dollar monetary assets and liabilities are translated at period-end exchange rates and exchange gains and losses are reflected in operations.

g) Basic and Diluted Net Loss per Share

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

h) Deferred Offering Costs

Deferred offering costs consist of legal fees paid to a law firm to prepare a registration statement on Form S-1 in connection with the Company’s public offering of securities. If the offering is successfully completed, the costs will be charged to additional paid in capital. If the offering is not successfully completed, the costs will be charged to operations.

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Expressed in US Dollars)

3. DUE TO RELATED PARTY

At December 31, 2013 and 2012, the Company was indebted to the treasurer (and a director) of the Company for cash and other advances of $59,153 and $41,564, respectively. The amounts were unsecured, non-interest bearing and are due on demand. On January 23, 2014 (see Note 6), the $59,153 balance was repaid.

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

5. INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year ended December 31, 2013	Year ended December 31, 2012	Cumulative during the Development stage (April 4, 2011 to December 31, 2013)
Expected tax at 35%	$(5,863)	$(5,452)	$(14,529)
Increase in valuation allowance	5,863	5,452	14,529
Income Tax provision	$-	$-	$-

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Expressed in US Dollars)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012

Net operating loss carryforward	$14,529	$8,666

Less valuation allowance	(14,529)	(8,666)

Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2013, the Company has a net operating loss carryforward of $41,510, which $9,183 expires in year 2031, $15,577 expires in year 2032 and $16,750 expires in year 2033. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6. SUBSEQUENT EVENTS

On January 23, 2014, the Company paid $59,153 to the Company’s treasurer in repayment of the $59,153 due to related party balance at December 31, 2013.

On January 23, 2014, the Company paid a total of $39,983 to Magnus Management N.A. Ltd. (“Magnus”) for consulting services rendered pursuant to an Agreement for Services dated January 1, 2014 with Magnus. Magnus is controlled by the father of the Company’s treasurer.

On January 23, 2014, the Company paid $3,300 to Walter Brenner (“Brenner”) for consulting services pursuant to An Agreement for Services dated January 1, 2014 with Brenner.

On January 23, 2014, after the payments described in the three preceding paragraphs were made, the Company’s two bank accounts were closed with a $0 balance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2013 included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

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

--

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Barry Underhill	45	President, Principal Executive Officer, Principal
3414 Pino Circle		Accounting Officer, Secretary, Principal Financial
Las Vegas, Nevada 89121		Officer, and a Member of the Board of Directors

Hui Deng	32	Treasurer and a Member of the Board of
19-3-9		Directors
Ling Yun Er Jie, Sha He Kou Qu
DaLian, Liao Ning, China

    The people named above have held offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors their

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 with our Form 10-K filed with the Securities and Exchange Commission on March 22, 2013.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with our Form 10-K filed with the Securities and Exchange Commission on March 22, 2013.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 with our Form 10-K filed with the Securities and Exchange Commission on March 22, 2013.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No officers, directors, or owners of 10% or more of the outstanding shares of common stock have filed Form 3, 4, or 5  with the SEC and are currently delinquent with respect thereto.

ITEM 11.	EXECUTIVE COMPENSATION.

    The following table sets forth information with respect to compensation paid by us to our officers for the last two fiscal years.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Barry Underhill	2013	0	0	0	0	0	0	0	0
President, Secretary,	2012	0	0	0	0	0	0	0	0
CEO & CFO

Hui Deng	2013	0	0	0	0	0	0	0	0
Treasurer	2012	0	0	0	0	0	0	0	0

    As of the date hereof, we have not entered into an employment contract with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

As of April 1, 2014, we have not paid any compensation to our officers.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in Pension
Value & Nonqualified
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Barry Underhill	0	0	0	0	0	0	0
Hui Deng	0	0	0	0	0	0	0

    All compensation received by our officers and directors has been disclosed.

    There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

    We have no plans to pay any salaries to anyone until mineralized material is discovered and we begin selling the same.

    As of April 1, 2014, we have not paid any compensation to our directors.

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

Name and Address	Amount of
Beneficial Ownership	Beneficial Ownership	Percentage

Barry Underhill	5,000,000	41.60%
3414 Pino Circle
Las Vegas, Nevada 89121

Hui Deng	5,000,000	41.60%
19-3-9
Ling Yun Er Jie, Sha He Kou Qu
DaLian, Liao Ning, China

All Officers and Directors as a Group (2 people)	10,000,000	83.19%

Future sales by existing stockholders

On April 4, 2011, Barry Underhill and Hui Deng, our officers and directors, were each issued 5,000,000 shares of common stock. The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the restricted shares can be publicly sold commencing six months after their acquisition provided we are not a “shell company” as defined in Rule 405 of the Securities Act of 1933. A shell company is defined as a company that has no or nominal operations and has no or nominal assets or its only asset is cash. The SEC has determined in Release No. 33-8869 that it was never its intention to capture a “startup company” or in other words a company with a limited operation history in the definition of a shell company. We believe we are not a shell company since we are in the startup phase of operations. However, the Financial Industry Regulatory Authority (FINRA), which regulates the OTC Bulletin Board, makes an independent examination and decision regarding shell company status. FINRA has been notorious in determining that startup companies are shell companies and has refused to allow its member firms (SEC registered broker/dealers) to disseminate quotations for companies that do not acknowledge they are shell companies, even though as a matter of law, they may not in fact be shell companies. If we want our shares to be traded on the OTC Bulletin Board, we may have to represent to FINRA that we are a shell company in order to allow quotations to be disseminated by FINRA members.

Barry Underhill and Hui Deng each have a total of 5,000,000 shares of our stock. If they sell their stock into the market, the sales may cause the market price of the stock to drop. They will only be able to sell their shares into a market, should it develop, if we are not a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

    In April 2011, we issued 5,000,000 shares of restricted common stock to Barry Underhill and 5,000,000 restricted shares of common stock to Hui Deng, our officers and directors, in consideration of $1,000 each.

Hui Deng advanced us $59,153 through December 31, 2013. On January 23, 2014, the Company paid $59,153 to Ms. Deng in repayment of the $59,153 due to her at December 31, 2013.

We use approximately 10 square feet of space at Mr. Underhill’s office for our operations on a rent free basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$11,600	Michael T. Studer CPA PC
2012	$6,800	Michael T. Studer CPA PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	Michael T. Studer CPA PC
2012	$0	Michael T. Studer CPA PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	Michael T. Studer CPA PC
2012	$0	Michael T. Studer CPA PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	Michael T. Studer CPA PC
2012	$0	Michael T. Studer CPA PC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was less than 50%.

PART IV
ITEM 15.	EXHIBITS ANDN FINANCIAL STATEMENTS SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

14.1	Code of Ethics.	10-K	3/22/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

99.2	Audit Committee Charter.	10-K	3/22/13	99.2

99.3	Disclosure Committee Charter.	10-K	3/22/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of April, 2014.

ALTONA RESOURCES INC.
(the “Registrant”)

BY:	BARRY UNDERHILL
Barry Underhill
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, and a member of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

BARRY UNDERHILL		April 10, 2014
Barry Underhill	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, and a member of the Board of Directors

HUI DENG		April 10, 2014
Hui Deng	Treasurer and a member of the Board of Directors

EXHIBIT INDEX
		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

14.1	Code of Ethics.	10-K	3/22/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

99.2	Audit Committee Charter.	10-K	3/22/13	99.2

99.3	Disclosure Committee Charter.	10-K	3/22/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X