Form 10-Q
period 2014-05-13
Altona Resources Inc.
filed 2014-05-15
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54919

ALTONA RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

46-2755675
(I.R.S. Employer Identification No.)

3414 Pino Circle
Las Vegas, NV   89121
(Address of principal executive offices, including zip code.)

(702) 738-8614
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,020,000 as of May 15, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$102,443
Total Current Assets	-	102,443

Total Assets	$-	$102,443

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$8,452	$6,800
Due to related party	-	59,153
Total current liabilities	8,452	65,953
Stockholders' Deficiency
Common stock, $0.00001 par value
Authorized: 200,000,000 shares
Issued and outstanding:
12,020,000 and 12,020,000 common shares, respectively	120	120
Additional paid-in capital	77,880	77,880
Deficit accumulated during
the development stage	(86,452)	(41,510)
Total stockholders' deficiency	(8,452)	36,490
Total Liabilities and Stockholders' Deficiency	$-	$102,443

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
	Three months	Three months	inception,
	ended	ended	April 4, 2011 to
	March 31,	March 31,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	44,942	2,034	86,452
Total Costs and Expenses	44,942	2,034	86,452
Net Loss	$(44,942)	$(2,034)	$(86,452)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	12,020,000	10,000,000	12,020,000

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the period April 4, 2011 (inception) to March 31, 2014
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Deficiency
	Shares	Amount

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0001 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)

Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)

Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Shares sold at $0.05 per share on May 10, 2013
(less offering costs of $25,000)	2,020,000	20	75,980		76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)

Balance, December 31, 2013	12,020,000	120	77,880	(41,510)	36,490

Unaudited:

Net loss for the three months ended March 31, 2014	-	-	-	(44,942)	(44,942)

Balance, March 31, 2014	12,020,000	120	77,880	(86,452)	(8,452)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
	Three months	Three months	inception,
	ended	ended	April 4, 2011 to
	March 31,	March 31,	March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(44,942)	$(2,034)	$(86,452)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,652	(6,311)	8,452
Net cash provided by (used for) operating activities	(43,290)	(8,345)	(78,000)
Cash Flows from Financing Activities
Loans from related party	-	8,253	59,153
Repayment of due to related party	(59,153)	-	(59,153)
Proceeds from sales of common stock	-	-	103,000
Offering cost paid	-	-	(25,000)
Net cash provided by financing activities	(59,153)	8,253	78,000
Increase in cash	(102,443)	(92)	-

Cash, beginning of period	102,443	1,715	-

Cash, end of period	$-	$1,623	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in US Dollars)

1.     OPERATIONS

Organization

The Company was incorporated in the State of Nevada on April 4, 2011. The Company is an Exploration Stage Company as defined by Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities". The Company's plan of operations anticipates purchasing at least one oil and gas lease. There is no assurance we will ever be able to acquire an oil and gas lease or if we do acquire an oil and gas lease, that the oil and gas lease will produce any oil or gas.

Going Concern

The accompanying financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At March 31, 2014, the Company had cash of $0, negative working capital of $8,452 and a stockholders' deficiency of $8,452. Further, the Company has incurred a net loss of $86,452 for the period from April 4, 2011 (inception) to March 31, 2014. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 and for the period from April 4, 2011 (inception) to March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for periods ended March 31, 2014 and 2013 and for the period from April 4, 2011 (inception) to March 31, 2014.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2014.  The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in US Dollars)

3.	DUE TO RELATED PARTY

 At March 31, 2014 and 2013, the Company was indebted to the treasurer (and a director) of the Company for cash and other advances of $0 and $59,153, respectively. The liability, which was unsecured, non-interest bearing and due on demand, was repaid on January 23, 2014.

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

5.     INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended		April 4, 2011
	March 31,		(Inception) to
	2014	2013	March 31, 2014

Expected tax at 35%	$(15,729)	$(819)	$(30,258)
Increase in valuation allowance	15,729	819	30,258
Income Tax provision	$-	$-	$-

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(Expressed in US Dollars)

Significant components of the Company's deferred income tax assets are as follows:

	March 31, 2014	December 31, 2013

Net operating loss carryforward	$30,258	$14,529

Less valuation allowance	(30,258)	(14,529)

Deferred income tax assets - net	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2014, the Company has a net operating loss carryforward of $86,452, which $9,183 expires in year 2031, $15,577 expires in year 2032, $16,750 expires in year 2033, and $44,942 expires in year 2034.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

6.      GENERAL AND ADMINISTRATIVE EXPENSES

On January 23, 2014, the Company paid a total of $39,983 to Magnus Management N.A. Ltd. ("Magnus") for consulting services rendered pursuant to an Agreement for Services dated January 1, 2014 with Magnus. Magnus is controlled by the father of the Company's treasurer.

On January 23, 2014, the Company paid $3,300 to Walter Brenner ("Brenner") for consulting services pursuant to an Agreement for Services dated January 1, 2014 with Brenner.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid or advanced funds to the Company for payment of our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to March 31, 2014 was $59,153.

For the three months ended March 31, 2014 as compared to March 31, 2013

During the three months ended March 31, 2014, we had a loss of $44,942 versus a loss of $2,034 for the three months ended March 31, 2013.  The loss for both periods relates mainly to general administrative expenses.

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

As of March 31, 2014, our total assets were $0 and our total liabilities were $8,452.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	S-1	6/04/12	3.1

3.2	Bylaws	S-1	6/04/12	3.2

14.1	Code of Ethics	10-K	3/22/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Subscription Agreement	S-1	6/04/12	99.1

99.2	Audit Committee Charter	10-K	3/22/13	99.2

99.3	Disclosure Committee Charter	10-K	3/22/13	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2014.

ALTONA RESOURCES INC.
(the "Registrant")

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