Form 10-Q
period 2014-06-30
Altona Resources Inc.
filed 2014-08-15
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
12,020,000 as of August 11, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$102,443
Total Current Assets	-	102,443

Total Assets	$-	$102,443

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$1,928	$6,800
Due to related party	10,068	59,153
Total current liabilities	11,996	65,953
Stockholders' Deficiency
Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 12,020,000 common shares, respectively	120	120
Additional paid-in capital	77,880	77,880
Deficit accumulated during the development stage	(89,996)	(41,510)
Total stockholders' deficiency	(11,996)	36,490
Total Liabilities and Stockholders' Deficiency	$-	$102,443

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	inception,
	ended	ended	ended	ended	April 4, 2011
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2014	2013	2014	2013	2014

Revenue
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
General and administrative	3,994	3,133	48,486	5,167	89,996
Total Costs and Expenses	3,994	3,133	48,486	5,167	89,996
Net Loss	(3,994)	(3,133)	(48,486)	(5,167)	(89,996)

Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-

Comprehensive Loss	$(3,994)	$(3,133)	$(48,486)	$(5,167)	$(89,996)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Number of common shares used to compute loss per share
Basic and Diluted	12,020,000	11,132,088	12,020,000	10,569,171	10,710,330

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the period April 4, 2011 (inception) to June 30, 2014
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.00001		Additional	During the	Total
	Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0001 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)
Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)
Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Shares sold at $0.05 per share on May 10, 2013 (less offering costs of $25,000)	2,020,000	20	75,980	-	76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)
Balance, December 31, 2013	12,020,000	120	77,880	(41,510)	36,490

Unaudited:

Net loss for the six months ended June 30, 2014	-	-	-	(48,486)	(48,486)
Balance, June 30, 2014	12,020,000	$120	$77,880	$(89,996)	$(11,996)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	Six months	Six months	inception,
	ended	ended	April 4, 2011
	June 30,	June 30,	to June 30,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(48,486)	$(5,167)	$(89,996)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(4,872)	(6,311)	1,928
Net cash provided by (used for) operating activities	(53,358)	(11,478)	(88,068)
Cash Flows from Financing Activities
Loans from related party	(49,085)	11,315	10,068
Repayment of due to related party			-
Proceeds from sales of common stock	-	101,000	103,000
Offering cost paid	-	-	(25,000)
Net cash provided by financing activities	(49,085)	112,315	88,068
Increase in cash	(102,443)	100,837	-

Cash, beginning of period	102,443	1,715	-

Cash, end of period	$-	$102,552	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
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

Going Concern

The accompanying financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At June 30, 2014, the Company had cash of $0, negative working capital of $11,996 and a stockholders' deficiency of $11,996. Further, the Company has incurred a net loss of $89,996 for the period from April 4, 2011 (inception) to June 30, 2014. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 and for the period from April 4, 2011 (inception) to June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for periods ended June 30, 2014 and 2013 and for the period from April 4, 2011 (inception) to June 30, 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Altona Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Expressed in US Dollars)
(Unaudited)

3.        DUE TO RELATED PARTY

At June 30, 2014 and December 31, 2013, the Company was indebted to the treasurer (and a director) of the Company for cash and other advances of $10,068 and $59,153, respectively. The liability is unsecured, non-interest bearing and due on demand.

4.        COMMON STOCK

On October 4, 2011, the Company sold a total of 10,000,000 shares of common stock to its president and a director (5,000,000 shares each) at a price of $0.0002 per share for cash proceeds of $2,000.

On May 10, 2013, the Company closed its public offering. The Company sold a total of 2,020,000 restricted shares of common stock to two subscribers at a price of $0.05 per share for cash proceeds of $101,000. One subscriber, father of our treasurer and director, subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.        INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months Ended		April 4, 2011
	June 30,		(Inception) to
	2014	2013	June 30, 2014

Expected tax at 35%	$(16,970)	$(1,808)	$(31,499)
Increase in valuation allowance	16,970	1,808	31,499
Income Tax provision	$-	$-	$-

Altona Resources Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Expressed in US Dollars)

Significant components of the Company's deferred income tax assets are as follows:

	June 30, 2014	December 31, 2013

Net operating loss carryforward	$31,499	$14,529

Less valuation allowance	(31,499)	(14,529)

Deferred income tax assets - net	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2014, the Company has a net operating loss carryforward of $89,996, which $9,183 expires in year 2031, $15,577 expires in year 2032, $16,750 expires in year 2033, and $48,486 expires in year 2034. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and natural gas. Our only other source for cash at this time is loans and/or investments by others. We must raise cash to implement our project and stay in business. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We will not acquire an oil and gas lease or begin drilling until we have sufficient funds to do so. We believe we will need $60,000, in order to acquire one lease and drill one well to a depth of between 1,500 to 2,000 feet. If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property. We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have targeted the geographical area of Hughes, Seminole and Pontotoc counties in central Oklahoma.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid or advanced funds to the Company for payment of our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to June 30, 2014 was $10,068.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

We have never generated any revenues.

For the three months ended June 30, 2014 we had losses of $3,994 compared to losses of $3,133 for the three months ended June 30, 2013.  Our losses relate to general administrative expenses.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Again, we have never generated any revenues.

For the six months ended June 30, 2014 we had losses of $48,486 compared to losses of $5,167 for the six months ended June 30, 2013.  Our losses relate to general administrative expenses.  In particular for the six months ended June 30, 2014 we paid $39,983 to Magnus Management N.A. Ltd., a company owned and controlled by the father of our treasurer.  The funds were paid pursuant to a service agreement dated January 1, 2014.  We also paid $3,300 to our treasurer, Walter Brenner for services pursuant to a consulting agreement dated January 1, 2014.  During the same period we paid Hui Deng $59,153 for cash advances made by her.  The foregoing transactions reduced our cash to zero compared to $102,443 at December 31, 2013.  We currently owe Ms. Deng $10,068.

For the six months ended June 30, 2014, our liabilities decreased from $65,953 at December 31, 2013 to $11,996 at June 30, 2014.  This was as a result of cash payments aforesaid.

For the six months ended June 30, 2014 our accumulated deficit increased from $41,510 at December 31, 2013 to $89,996 at June 30, 2014.

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

As of June 30, 2014, our total assets were $-0- and our total liabilities were $11,996.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2014.

ALTONA RESOURCES INC.
(the "Registrant")

BY:	BARRY UNDERHILL
Barry Underhill
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director

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