Form 10-Q
period 2014-09-30
Altona Resources Inc.
filed 2014-11-13
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
12,020,000 as of November 10, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$102,443

Total Current Assets	-	102,443

Total Assets	$-	$102,443

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$5,626	$6,800
Due to related party	10,068	59,153

Total current liabilities	15,694	65,953

Stockholders' Deficiency
Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 12,020,000 common shares, respectively	120	120
Additional paid-in capital	77,880	77,880
Deficit accumulated during the development stage	(93,694)	(41,510)

Total stockholders' deficiency	(15,694)	36,490

Total Liabilities and Stockholders' Deficiency	$-	$102,443

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

					Period from
	Three months	Three months	Nine months	Nine months	inception, April
	ended	ended	ended	ended	April 4, 2011 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses
General and administrative	3,698	3,005	52,184	8,172	93,694

Total Costs and Expenses	3,698	3,005	52,184	8,172	93,694
Net Loss and Comprehensive Loss	(3,698)	(3,005)	$(52,184)	$(8,172)	$(93,694)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	12,020,000	12,020,000	12,020,000	11,058,095

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the period April 4, 2011 (inception) to September 30, 2014
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-
Shares sold at $0.0001 per share on October 4, 2011	10,000,000	100	1,900	-	2,000
Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)
Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)
Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Shares sold at $0.05 per share on May 10, 2013 (less offering costs of $25,000)	2,020,000	20	75,980		76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)
Balance, December 31, 2013	12,020,000	120	77,880	(41,510)	36,490

Unaudited:

Net loss for the nine months ended September 30, 2014	-	-	-	(52,184)	(52,184)
Balance, September 30, 2014	12,020,000	120	77,880	(93,694)	(15,694)

See notes to financial statements.

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
	Nine months	Nine months	inception, April
	ended	ended	April 4, 2011 to
	September 30,	September 30,	September 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(52,184)	$(8,172)	$(93,694)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,174)	(6,311)	5,626

Net cash provided by (used for) operating activities	(53,358)	(14,483)	(88,068)

Cash Flows from Financing Activities
Loans from related party	(49,085)	14,314	10,068
Proceeds from sales of common stock	-	101,000	103,000
Offering cost paid	-	-	(25,000)

Net cash provided by financing activities	(49,085)	115,314	88,068

Increase in cash	(102,443)	100,831	-

Cash, beginning of period	102,443	1,715	-

Cash, end of period	$-	$102,546	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2014
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

Going Concern

The accompanying financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2014, the Company had cash of $0, negative working capital of $15,694 and a stockholders' deficiency of $15,694. Further, the Company has incurred a net loss of $93,694 for the period from April 4, 2011 (inception) to September 30, 2014. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014  and 2013 and for the period from April 4, 2011 (inception) to September 30, 2014  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for periods ended September 30, 2014 and 2013 and for the period from April 4, 2011 (inception) to September 30, 2014.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2014.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

3.      DUE TO RELATED PARTY

At September, 2014 and December 31, 2013, the Company was indebted to the treasurer (and a director) of the Company for cash and other advances of $10,068 and $59,153, respectively. The liability is unsecured, non-interest bearing and due on demand.

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars)
(Unaudited)

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

5.      INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended		April 4, 2011
	September 30,		(Inception) to
	2014	2013	September 30, 2014

Expected tax at 35%	$(18,264)	$(2,860)	$(32,793)
Increase in valuation allowance	18,264	2,860	32,793
Income Tax provision	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	September 30, 2014	December 31, 2013

Net operating loss carryforward	$32,793	$14,529

Less valuation allowance	(32,793)	(14,529)

Deferred income tax assets - net	$-	$-

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Expressed in US Dollars)
(Unaudited)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At September, 2014, the Company has a net operating loss carryforward of $93,694, which $9,183 expires in year 2031, $15,577 expires in year 2032, $16,750 expires in year 2033, and $52,184 expires in year 2034.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Results of Operations

From Inception on April 4, 2011

Since inception, Hui Deng, one of our officers and directors has paid or advanced funds to the Company for payment of our legal and accounting expenses. Net cash provided by Ms. Deng from inception on April 4, 2011 to September 30, 2014 was $10,068.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

We have never generated any revenues.

For the three months ended September 30, 2014 we had losses of $3,698 compared to losses of $3,005 for the three months ended September 30, 2013.  Our losses relate to general administrative expenses.

For the six months ended September 30, 2014 compared to the six months ended September 30, 2013

Again, we have never generated any revenues.

For the nine months ended September 30, 2014 we had losses of $52,184 compared to losses of $8,072 for the nine months ended September 30, 2013.  Our losses relate to general administrative expenses.  In particular for the nine months ended September 30, 2014 we paid $39,983 to Magnus Management N.A. Ltd., a company owned and controlled by the father of our treasurer.  The funds were paid pursuant to a service agreement dated January 1, 2014.  We also paid $3,300 to our treasurer, Walter Brenner for services pursuant to a consulting agreement dated January 1, 2014.  During the same period we paid Hui Deng $59,153 for cash advances made by her.  The foregoing transactions reduced our cash to zero compared to $102,443 at December 31, 2013.  We currently owe Ms. Deng $10,068.

For the nine months ended September 30, 2014, our liabilities decreased from $65,953 at December 31, 2013 to $15,694 at September 30, 2014.  This was as a result of cash payments aforesaid.

For the nine months ended September 30, 2014 our accumulated deficit increased from $41,510 at December 31, 2013 to $93,694 at September 30, 2014.

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

As of September 30, 2014, our total assets were $-0- and our total liabilities were $15,694.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2014.

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