Form 10-K
period 2014-12-31
Altona Resources Inc.
filed 2015-03-31
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2014: $0.00.

As of March 30, 2015, 12,020,000 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

We are a start-up stage company formed under the laws of the State of Nevada on April 4, 2011, for the purpose of purchasing, developing and operating one oil and gas lease.  We are currently not earning any revenues.  Since inception, we have examined the U.S. geographical area and determined where we want to acquire an oil and gas lease.

Acquisition and Drilling of Undeveloped Prospects

We have not pre-selected any prospects.   We have targeted Hughes, Seminole, and Pontotoc Counties in central Oklahoma.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties.  We also may drill and own interests without such strategic partners.

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records and others' wells, seismic, geological and geophysical information, and such other information as may be available and useful.   In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

Regardless of drilling location, we will evaluate all prospective acquisitions on the basis of their oil and natural gas producing potential. We will target properties that we believe have multi-pay horizons, predictable costs, and quick pipeline hookups. We seek properties that are within or offsetting proven producing oil and natural gas.

Prospects will be acquired pursuant to an arrangement in which we will acquire part of the working interest. For purposes of this report, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners' royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts.  We may acquire less than 100% of the working interest in each prospect in which we participate.  We may sell or otherwise dispose of prospect interests or may retain a working interest in the prospects and participate in the drilling and development of the prospect.

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this report, the term "lease" means any full or partial interest in:

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

The operator's duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

After drilling, the operator will complete each well deemed by it to be capable of production of oil or natural gas in commercial quantities. The depths and formations to be encountered in each well is unknown. We will monitor the performance and activities of the operator.

Production Phase of Operations

General.  Once a well is "completed" such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered by it at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission ("FERC").

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

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

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

Proposed Regulation.  Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act ("EISA"), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the "Protocol"). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol.  However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our operations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

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

Phase 3.  Closing.  Final price negotiation will take place. Cash transfer and issuance of title opinions.  Tank gauging and execution of transfer orders.  The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller's offering price for the property.

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well's production.

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

-	the construction of natural gas pipeline facilities, and
-	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete against.

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

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

-	the amounts and types of substances and materials that may be released into the environment,
-	the discharge and disposition of waste materials,
-	the reclamation and abandonment of wells and facility sites, and
-	the remediation of contaminated sites,

and require:

-	permits for drilling operations,
-	drilling bonds, and
-	reports concerning operations.

Oklahoma law contains:

-	provisions for the unitization or pooling of oil and natural gas properties,
-	the establishment of maximum rates of production from oil and natural gas wells, and
-	the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

-	Clean Air Act,
-	Oil Pollution Act of 1990,
-	Federal Water Pollution Control Act,
-	Resource Conservation and Recovery Act ("RCRA"),
-	Toxic Substances Control Act, and
-	Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

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

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

-	a "generator" or "transporter" of hazardous waste, or
-	an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

-	the "owner" or "operator" of the site where hazardous substances have been released, and
-	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

Company's Office

The Company's offices are located at 3414 Pino Circle, Las Vegas, Nevada 89121 and our telephone number is (702) 738-8614.  This is the home of Barry Underhill.  We use approximately 100 square feet on a rent free basis.

Employees

The Company is a development stage company and currently has no employees other than its sole officer and director.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers' duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers' rights and remedies in cases of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Year ended December 31, 2014 compared with the year ended December 31, 2013

Again we have never generated any revenues.

For the year ended December 31, 2014 we had losses of $59,889 compared to losses of $16,750 for the year ended December 31, 2013.  Our losses relate to general administrative expenses.  In particular for the year ended December 31, 2014, we paid $39,983 to Magnus Management N.A. Ltd., company owned and controlled by the father of our former treasurer.  The funds were paid pursuant to a consulting agreement dated January 1, 2014.  We also paid $3,300 to Walter Brenner for services pursuant to a consulting agreement dated January 1, 2014.  During the same period we paid Hui Deng $59,153 for cash advances made by her.  The foregoing transactions reduced our cash to zero compared to $102,443 at December 31, 2013.  We currently owe Ms. Deng $10,068.

Liquidity and Capital Resources

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of former our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of former officers and directors, pursuant to Regulation S of the Securities Act of 1933. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. Hui Deng has paid or advanced funds to the Company for payment of our legal and accounting expenses ($59,153 through December 31, 2014). The amount owed to Ms. Deng was non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Deng was oral and there is no written document evidencing the agreement. On January 23, 2014, the Company paid $59,153 to Ms. Deng in repayment of the $59,153 due to related party balance at December 31, 2013.

As of March 31, 2015, our total assets were $-0- and our total liabilities were $23,399.

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

ALTONA RESOURCES INC.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altona Resources Inc.

I have audited the accompanying balance sheets of Altona Resources Inc. (the "Company"), a development stage company, as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2014 and 2013, and the period April 4, 2011 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altona Resources Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years ended December 31, 2014 and 2013, and the period April 4, 2011 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL T. STUDER, CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York
March 31, 2015

F-1

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$-	$102,443
Total Current Assets	-	102,443
Other assets	-	-
Total Assets	$-	$102,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$13,331	$6,800
Due to related party	10,068	59,153
Total current liabilities	23,399	65,953
Stockholders' Equity (Deficiency)
Common stock, $0.00001 par value
Authorized: 200,000,000 shares
Issued and outstanding: 12,020,000 and 12,020,000 common shares, respectively	120	120
Additional paid-in capital	77,880	77,880

Deficit accumulated during the development stage	(101,399)	(41,510)
Total stockholders' equity (deficiency)	(23,399)	36,490
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$102,443

See notes to financial statements.

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
			inception,
	Year ended	Year ended	April 4, 2011 to
	December 31,	December 31,	December 31,
	2014	2013	2014

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	59,889	16,750	101,399
Total Costs and Expenses	59,889	16,750	101,399
Net Loss	$(59,889)	$(16,750)	$(101,399)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	12,020,000	11,228,603	10,446,209

See notes to financial statements.

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period April 4, 2011 (inception) to December 31, 2014
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance, April 4, 2011 (Date of Inception)	-	$-	$-	$-	$-

Shares sold at $0.0002 per share on October 4, 2011	10,000,000	100	1,900	-	2,000

Net loss for the period April 4, 2011 (Inception) to December 31, 2011	-	-	-	(9,183)	(9,183)
Balance, December 31, 2011	10,000,000	100	1,900	(9,183)	(7,183)

Net loss for year ended December 31, 2012	-	-	-	(15,577)	(15,577)
Balance, December 31, 2012	10,000,000	100	1,900	(24,760)	(22,760)

Shares sold at $0.05 per share on May 10, 2013 (less offering costs of $25,000)	2,020,000	20	75,980	-	76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)
Balance, December 31, 2013	12,020,000	$120	$77,880	$(41,510)	$36,490

Net loss for year ended December 31, 2014	-	-	-	(59,889)	(59,889)
Balance, December 31, 2014	12,020,000	120	77,880	(101,399)	(23,399)

See notes to financial statements.

Index to Financials

Altona Resources Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
			inception,
	Year ended	Year ended	April 4, 2011 to
	December 31,	December 31,	December 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(59,889)	$(16,750)	$(101,399)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	6,531	(1,111)	13,331
Net cash provided by (used for) operating activities	(53,358)	(17,861)	(88,068)

Cash Flows from Financing Activities
Loans from related party	(49,085)	17,589	10,068
Proceeds from sales of common stock	-	101,000	103,000
Offering costs paid	-	-	(25,000)
Net cash provided by financing activities	(49,085)	118,589	88,068
Increase in cash	(102,443)	100,728	-

Cash, beginning of period	102,443	1,715	-

Cash, end of period	$-	$102,443	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

Going Concern

The accompanying financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2014, the Company had cash of $0 and negative working capital of $23,399. Further, the Company has incurred a net loss of $101,399 for the period from April 4, 2011 (inception) to December 31, 2014. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

The Company has been presented as a "development stage company" in accordance with Accounting Standards Codification ("ASC") 915, "Development Stage Entities".  Since inception, the Company's activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission.

b)	Use of Estimates and Assumptions

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

c)	Financial Instruments

The carrying values of the Company's financial instruments, consisting of accounts payable and accrued liabilities and due to related party, approximate their fair value because of the short maturity of these instruments.

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Expressed in US Dollars)

d)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, "Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)	Basic and Diluted Net Loss per Share

The Company reports net loss per share in accordance with ASC 260, "Earnings per Share". Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the periods (none for the periods presented). The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

f)	Recent Accounting Pronouncements

In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company is required to adopt this new standard on a retrospective basis for the year ending December 31, 2015, and interim periods therein; however, early application is permitted. Other than simplifying the presentation of the financial statements and disclosures needed to be made by the Company, the Company believes that the adoption of ASU 2014-10 will not materially affect its future financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

3.      DUE TO RELATED PARTY

At December 31, 2014 and December 31, 2013, the Company was indebted to the former treasurer and director of the Company (to February 5, 2015) for cash and other advances of $10,068 and $59,153, respectively. The liability is unsecured, non-interest bearing and due on demand.

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Expressed in US Dollars)

4.       COMMON STOCK

On October 4, 2011, the Company sold a total of 10,000,000 shares of common stock to its then president and a director (5,000,000 shares each) at a price of $0.0002 per share for cash proceeds of $2,000.

On May 10, 2013, the Company closed its public offering. The Company sold a total of 2,020,000 shares of common stock to two subscribers at a price of $0.05 per share for cash proceeds of $101,000. One subscriber, father of our former treasurer (and director), subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.      INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year ended December 31, 2014	Year ended December 31, 2013	Cumulative during the Development stage (April 4, 2011 to December 31, 2014
Expected tax at 35%	$(20,961)	$(5,863)	$(35,490)
Increase in valuation allowance	20,961	5,863	34,490
Income Tax provision	$-	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	December 31, 2014	December 31, 2013

Net operating loss carryforward	$35,490	$14,529

Less valuation allowance	(35,490)	(14,529)

Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2014, the Company has a net operating loss carryforward of $101,399, which $9,183 expires in year 2031, $15,577 expires in year 2032 and $16,750 expires in year 2033 and $59,889 expires in year 2034.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Index to Financials

ALTONA RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Expressed in US Dollars)

6.      GENERAL AND ADMINISTRATIVE EXPENSES

On January 23, 2014, the Company paid a total of $39,983 to Magnus Management N.A. Ltd. ("Magnus") for consulting services rendered pursuant to an Agreement for Services dated January 1, 2014 with Magnus. Magnus is controlled by the father of the Company's former treasurer.

On January 23, 2014, the Company paid $3,300 to Walter Brenner ("Brenner") for consulting services pursuant to an Agreement for Services dated January 1, 2014 with Brenner.

7.      SUBSEQUENT EVENTS

On February 2, 2015, Barry Underhill (then president of the Company) and Hui Deng (then treasurer of the Company) each transferred 5,000,000 shares of Company common stock owned by them (10,000,000 shares total) to Good Source International Holding Group Limited, a corporation organized under the laws of the Territory of the British Virgin Islands ("Good Source"). After the transactions, Good Source owns approximately 83% of the 12,020,000 issued and outstanding shares of Company common stock.

On February 5, 2015, Barry Underhill and Hui Deng resigned their positions as officers and directors of the Company and Ms. Ying Nie was appointed chief executive officer and director of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2014 included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, as of December 31, 2014, the Company's internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Ying Nie 3414 Pino Circle Las Vegas, Nevada 89121	33	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a Member of the Board of Directors

The individual named above has held her offices/positions since February 5, 2015 and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of Sole Officer and Director

Ying Nie - President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer Secretary, Treasurer and a member of the Board of Directors

Since February 5, 2015, Ying Nie has been our president, principal executive officer, principal financial officer, principal accounting officer and a member of our board of directors.  From June 2012 to December 2014, Ms. Nie was Tax Manager of Boardroom Business Solutions Pte Ltd.  Her duties included preparation and review of income tax return for individuals and businesses; attending tax queries from client and tax authority; preparation and review of  GST (VAT) returns; providing tax advisory support to other business units within the group; providing GST consultancy to a mixed portfolio of corporate client; and, coaching and providing guidance to junior tax staff.  From October 2011 to June 2012, Ms. Nie was an Account Associates with Boardroom Business Solutions Pte Ltd.  Her duties included preparation of the management account for clients from heath, finance and marine industry; submission of quarterly GST (VAT) returns for clients; liaison between auditors and tax agents; preparation of payroll reports and calculations of CPF contributions; and, preparation of submission of employee tax returns.  From August 2005 to July 2008, Ms. Nie was an accountant with GSY Pharmaceutical Ltd.  Her duties included receipt of and processing of all invoices, expense forms and requests for payment; dealing with daily transactions for the petty cash and ensure that reconciliations are completed on a weekly basis; ensuring all filings were done in a timely and accurate manner; handling of all accounts receivables and payables; and, maintaining and preparing reports as required by senior management.  From January 2009 to February 2011, Ms. Nie attended Kaplan Financial Education Centre, Singapore where she succeeded in passing all 14 CPA papers in two years.  From September 2001 to July 2005, Ms. Nie attended Shanxi University of Finance and Economics, China where she graduated with a Bachelor of Science degree in financial management.  Ms. Nie was appointed to our board of directors because of her business experience.

During the past ten years, Ms. Nie has not been the subject of the following events:

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

Conflicts of Interest

We believe Ms. Nie will not be subject to conflicts of interest, since we will not acquire any additional properties which Ms. Nie own any interest, directly or indirectly.  No policy has been implemented or will be implemented to address conflicts of interest.

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

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers for the last two fiscal years.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Ying Nie	2014	0	0	0	0	0	0	0	0
President, CEO & CFO	2013	0	0	0	0	0	0	0	0

Barry Underhill	2014	0	0	0	0	0	0	0	0
Former President, CEO & CFO	2013	0	0	0	0	0	0	0	0
(resigned 2/05/15)

Hui Deng	2014	0	0	0	0	0	0	0	0
Former Treasurer (resigned 2/05/15)	2013	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into an employment contract with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

As of March 31, 2015, we have not paid any compensation to our officers.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in Pension
					Value & Nonqualified
	Fees Earned			Non-Equity	Deferred
	Or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Ying Nie	0	0	0	0	0	0	0

Barry Underhill (resigned 2/015/2015)	0	0	0	0	0	0	0

Hui Deng (resigned 2/015/2015)	0	0	0	0	0	0	0

All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

We have no plans to pay any salaries to anyone until mineralized material is discovered and we begin selling the same.

As of March 31, 2015, we have not paid any compensation to directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the board of directors.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name and Address	Amount of
Beneficial Ownership	Beneficial Ownership	Percentage

Ying Nie 3414 Pino Circle Las Vegas, Nevada 89121	0	0.00%

All Officers and Directors as a Group (1 individual)	0	0.00%

Good Source International Holding Group Limited Unit 8, 3/F, Qwomar Trading Complex, Blackburne Road, Port Purcell, Road Town, Totala, British Virgin Islands, VG1110	10,000,000	83.19%

Future sales by existing stockholders

On April 4, 2011, Barry Underhill and Hui Deng, our former officers and directors, were each issued 5,000,000 shares of common stock.  On February 2, 2015, Mr. Underhill and Ms. Deng transferred all of their right, title and interest in their combined 10,000,000 shares of our common stock to Good Source International Holding Group Limited.  The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the restricted shares can be publicly sold commencing six months after their acquisition provided we are not a "shell company" as defined in Rule 405 of the Securities Act of 1933.  A shell company is defined as a company that has no or nominal operations and has no or nominal assets or its only asset is cash.  The SEC has determined in Release No. 33-8869 that it was never its intention to capture a "startup company" or in other words a company with a limited operation history in the definition of a shell company.  We believe we are not a shell company since we are in the startup phase of operations.  However, the Financial Industry Regulatory Authority (FINRA), which regulates the OTC Bulletin Board, makes an independent examination and decision regarding shell company status.  FINRA has been notorious in determining that startup companies are shell companies and has refused to allow its member firms (SEC registered broker/dealers) to disseminate quotations for companies that do not acknowledge they are shell companies, even though as a matter of law, they may not in fact be shell companies.  If we want our shares to be traded on the OTC Bulletin Board, we may have to represent to FINRA that we are a shell company in order to allow quotations to be disseminated by FINRA members.

Good Source International has a total of 10,000,000 shares of our stock.  If they sell their stock into the market, the sales may cause the market price of the stock to drop.  They will only be able to sell their shares into a market, should it develop, if we are not a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 2, 2015, Barry Underhill, our then president, principal executive officer, secretary, principal financial officer, principal accounting officer, and a member of our board of directors transferred all of his right, title and interest in and to 5,000,000 restricted shares of our common stock owned by him to Good Source International Holding Group Limited, a corporation organized under the laws of the Territory of the British Virgin Islands ("Good Source").  The transaction with Good Source was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated under the Act.  The 5,000,000 shares of restricted common stock transferred by Mr. Underhill to Good Source constituted all of our shares owned by Mr. Underhill at the time of the transfer.

On February 2, 2015, Hui Deng, our then treasurer and a member of our board of directors transferred all of her right, title and interest in and to 5,000,000 restricted shares of our common stock owned by her to Good Source International Holding Group Limited, a corporation organized under the laws of the Territory of the British Virgin Islands ("Good Source").  The transaction with Good Source was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated under the Act.  The 5,000,000 shares of restricted common stock transferred by Ms. Deng to Good Source constituted all of our shares owned by Ms. Deng at the time of the transfer.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$11,600	Michael T. Studer CPA PC
2013	$11,600	Michael T. Studer CPA PC

(2)Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	Michael T. Studer CPA PC
2013	$0	Michael T. Studer CPA PC

(3)Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	Michael T. Studer CPA PC
2013	$0	Michael T. Studer CPA PC

(4)All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	Michael T. Studer CPA PC
2013	$0	Michael T. Studer CPA PC

(5)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was less than 50%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

14.1	Code of Ethics.	10-K	3/22/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

99.2	Audit Committee Charter.	10-K	3/22/13	99.2

99.3	Disclosure Committee Charter.	10-K	3/22/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2015.

ALTONA RESOURCES INC.
(the "Registrant")

BY:	YING NIE
Ying Nie
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

YING NIE	President, Principal Executive Officer, Principal	March 31, 2015
Ying Nie	Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/04/12	3.1

3.2	Bylaws.	S-1	6/04/12	3.2

14.1	Code of Ethics.	10-K	3/22/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	6/04/12	99.1

99.2	Audit Committee Charter.	10-K	3/22/13	99.2

99.3	Disclosure Committee Charter.	10-K	3/22/13	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X