Form 10-Q
period 2015-03-31
Altona Resources Inc.
filed 2015-05-14
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54919

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
12,020,000 as of May 12, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Altona Resources Inc.
Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$13,342	$13,331
Due to related parties	26,405	10,068
Total current liabilities	39,747	23,399
Stockholders' Deficiency
Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 12,020,000 common shares, respectively	120	120
Additional paid-in capital	77,880	77,880
Accumulated deficit	(117,747)	(101,399)
Total stockholders' deficiency	(39,747)	(23,399)
Total Liabilities and Stockholders' Deficiency	$-	$-

See notes to financial statements.

Altona Resources Inc.
Statements of Operations
(Expressed in US Dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue
Revenue	$-	$-
Total Revenue	-	-

Expenses
General and administrative	16,348	44,942
Total Costs and Expenses	16,348	44,942
Net Loss	$(16,348)	$(44,942)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share

Basic and diluted	12,020,000	12,020,000

See notes to financial statements.

Altona Resources Inc.
Statements of Stockholders' Deficiency
For the period January 1, 2013 (inception) to March 31, 2015
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficiency
Balance, January 1, 2013	10,000,000	$100	$1,900	$(24,760)	$(22,760)

Shares sold at $0.05 per share on May 10, 2013
(less offering costs of $25,000)	2,020,000	20	75,980		76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)
Balance, December 31, 2013	12,020,000	120	77,880	(41,510)	36,490

Net loss for the three months ended December 31, 2014	-	-	-	(59,889)	(59,889)
Balance, December 31, 2014	12,020,000	120	77,880	(101,399)	(23,399)

Net loss for the three months ended March 31, 2015	-	-	-	(16,348)	(16,348)
Balance, March 31, 2015	12,020,000	$120	$77,880	$(117,747)	$(23,399)

See notes to financial statements.

Altona Resources Inc.
Statements of Cash Flows
(Expressed in US Dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(16,348)	$(44,942)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	11	1,652
Net cash provided by (used for) operating activities	(16,337)	(43,290)
Cash Flows from Financing Activities
Loans from related party	16,337	-
Repayment of due to related party	-	(59,153)
Net cash provided by used for financing activities	16,337	(59,153)
Increase in cash	-	(102,443)

Cash, beginning of period	-	-

Cash, end of period	$-	$102,443

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
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

Going Concern

The accompanying financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At March 31, 2015, the Company had cash of $0 and a working capital deficit of $39,747. Further, the Company has incurred a net loss of $117,747 for the period from April 4, 2011 (inception) to March 31, 2015. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for periods ended March 31, 2015 and 2014.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2015.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

3.       DUE TO RELATED PARTIES

Due to related parties consists of:

	March 31,	December 31,
	2015	2014
Majority stockholder since February 2, 2015	$16,337	$-
Former treasurer and director to February 2, 2015	10,068	10,068

Total	$26,405	$10,068

The liabilities are unsecured, non-interest bearing and due on demand.

ALTONA RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Expressed in US Dollars)

4.       COMMON STOCK

On May 10, 2013, the Company closed its public offering. The Company sold a total of 2,020,000 shares of common stock to two subscribers at a price of $0.05 per share for cash proceeds of $101,000. One subscriber, father of our treasurer (and director) to February 2, 2015, subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.       INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended March 31,
	2015	2014

Expected tax at 35%	$(5,722)	$(15,729)
Increase in valuation allowance	5,722	15,729
Income Tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	March 31, 2015	December 31, 2014

Net operating loss carryforward	$41,211	$35,490

Less valuation allowance	(41,211)	(35,490)

Income tax provision	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2015, the Company has a net operating loss carryforward of $117,747, which $16,348 expires in year 2013; $9,183 expires in year 2031, $15,577 expires in year 2032; $16,750 expires in year 2033; $59,889 expires in year 2034, and $16,348 expires in year 2035.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Results of Operations

For the three months ended March 31, 2015 as compared to March 31, 2014

Again we have never generated any revenues.

For the period ended March 31, 2015 we had losses of $16,348 compared to losses of $44,942 for the three months ended March 31, 2014.  Our losses relate to general administrative expenses.

Liquidity and Capital Resources

We issued 5,000,000 restricted shares of common stock to Barry Underhill, one of former our officers and directors, pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended and 5,000,000 restricted shares of common stock to Hui Deng, one of former officers and directors, pursuant to Regulation S of the Securities Act of 1933, as amended. The transaction with Ms. Deng took place outside the United States and Ms. Deng is not a US person. The purchase price of the 10,000,000 shares of common stock was $2,000. This was accounted for as an acquisition of shares. Hui Deng has paid or advanced funds to the Company for payment of our legal and accounting expenses ($59,153 through December 31, 2014). The amount owed to Ms. Deng was non-interest bearing, unsecured and due on demand. Further, the agreement with Ms. Deng was oral and there is no written document evidencing the agreement. On January 23, 2014, the Company paid $59,153 to Ms. Deng in repayment of the $59,153 due to related party balance at December 31, 2013.

As of March 31, 2015, our total assets were $-0- and our total liabilities were $39,747.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2015.

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