Form 10-Q
period 2015-06-30
Altona Resources Inc.
filed 2015-08-05
CIK 1550929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54919

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,020,000 as of August 3, 2015.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

Altona Resources Inc.
Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	$6,514	$13,331

Due to related parties	38,975	10,068

Total current liabilities	45,489	23,399

Stockholders' Deficiency

Common stock, $0.00001 par value Authorized: 200,000,000 shares Issued and outstanding: 12,020,000 and 12,020,000 common shares, respectively	120	120

Additional paid-in capital	77,880	77,880

Accumulated deficit	(123,489)	(101,399)

Total stockholders' deficiency	(45,489)	(23,399)

Total Liabilities and Stockholders' Deficiency	$-	$-

See notes to financial statements.

Altona Resources Inc.
Statements of Operations
(Expressed in US Dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue

Revenue	$-	$-	$-	$-

Total Revenue	-	-	-	-

Expenses

General and administrative	5,742	3,994	22,090	48,486

Total Costs and Expenses	5,742	3,994	22,090	48,486

Net Loss	$(5,742)	$(3,994)	$(22,090)	$(48,486)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and diluted	12,020,000	12,020,000	12,020,000	12,020,000

See notes to financial statements.

Altona Resources Inc.
Statements of Stockholders' Deficiency
For the period January 1, 2013 (inception) to June 30, 2015
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance, January 1, 2013	10,000,000	$100	$1,900	$(24,760)	$(22,760)

Shares sold at $0.05 per share on May 10, 2013 (less offering costs of $25,000)	2,020,000	20	75,980		76,000

Net loss for year ended December 31, 2013	-	-	-	(16,750)	(16,750)

Balance, December 31, 2013	12,020,000	120	77,880	(41,510)	36,490

Net loss for the year December 31, 2014	-	-	-	(59,889)	(59,889)

Balance, December 31, 2014	12,020,000	120	77,880	(101,399)	(23,399)

Net loss for the six months ended June 30, 2015	-	-	-	(22,090)	(22,090)

Balance, June 30, 2015	12,020,000	$120	$77,880	$(123,489)	$(45,489)

See notes to financial statements.

Altona Resources Inc.
Statements of Cash Flows
(Expressed in US Dollars)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net loss	$(22,090)	$(48,486)
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(6,817)	(4,872)

Net cash provided by (used for) operating activities	(28,907)	(53,358)

Cash Flows from Financing Activities

Loans from related parties	28,907	10,068
Repayments of due to related party	-	(59,153)

Net cash provided by (used for) financing activities	28,907	(49,085)

Increase (decrease) in cash	-	(102,443)

Cash, beginning of period	-	(102,443)

Cash, end of period	$-	$-

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

ALTONA RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2015
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

Going Concern

The accompanying financial statements have been prepared on a "going concern" basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At June 30, 2015, the Company had cash of $0 and a working capital deficit of $45,489. Further, the Company has incurred a net loss of $123,489 for the period from April 4, 2011 (inception) to June 30, 2015. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for periods ended June 30, 2015 and 2014.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2015.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

ALTONA RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2015
(Expressed in US Dollars)
(Unaudited)

3.    DUE TO RELATED PARTIES

Due to related parties consists of:

	June 30,	December 31,
	2015	2014

Majority stockholder since February 2, 2015	$28,907	$-
Former treasurer and director to February 2, 2015	10,068	10,068

Total	$38,975	$10,068

The liabilities are unsecured, non-interest bearing and due on demand.

4.    COMMON STOCK

On May 10, 2013, the Company closed its public offering. The Company sold a total of 2,020,000 shares of common stock to two subscribers at a price of $0.05 per share for cash proceeds of $101,000. One subscriber, father of our former treasurer (and director) to February 2, 2015, subscribed to 1,020,000 shares ($51,000); the other subscriber subscribed to 1,000,000 shares ($50,000).

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.    INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months Ended
	June 30,
	2015	2014

Expected tax at 35%	$(7,732)	$(16,970)
Increase in valuation allowance	7,732	16,970
Income Tax provision	$-	$-

ALTONA RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2015
(Expressed in US Dollars)
(Unaudited)

5.    INCOME TAXES, (continued)

Significant components of the Company's deferred income tax assets are as follows:

	June 30,	December 31,
	2015	2014

Net operating loss carryforward	$48,943	$35,490

Less valuation allowance	(48,943)	(35,490)

Deferred income tax assets-net	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2015, the Company has a net operating loss carryforward of $123,489, $9,183 expires in year 2031, $15,577 expires in year 2032; $16,750 expires in year 2033; $59,889 expires in year 2034, and $22,090 expires in year 2035.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and natural gas. Our only other source for cash at this time is loans and/or investments by others. We must raise cash to implement our project and stay in business. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We will not acquire an oil and gas lease or begin drilling until we have sufficient funds to do so. We believe we will need to raise $60,000, in order to acquire one lease and drill one well to a depth of between 1,500 to 2,000 feet. If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property. We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have targeted the geographical area of Hughes, Seminole and Pontotoc counties in central Oklahoma.

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

Results of Operations

For the three months ended June 30, 2015 as compared to June 30, 2014

To date, we have not generated any revenues.

For the three months ended June 30, 2015, we had a net loss of $5,742 compared to a net loss of $3,994 for the three months ended June 30, 2014. The increase in the net loss resulted from higher general and administrative expenses in 2015.

For the six months ended June 30, 2015 as compared to June 30, 2014

Again June 30, 2015, we have never generated any revenues.

For the six months ended June 30, 2015 we had a net loss of $22,090 compared to net loss of $48,486 for the six months ended June 30, 2014. The decrease in the net loss results from lower general and administrative expenses in 2015.

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

As of June 30, 2015, our total assets were $-0- and our total liabilities (including $38,975 due to related parties) were $45,489.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of August, 2015.

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